Form 10-Q
period 1995-03-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1995-05-03
CIK 770895

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1995
                         --------------

Commission file number       0-23766
                         ---------------


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
- --------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)



          Maryland                                     52-1388957
- ------------------------------------              ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
- -----------------------------------------         --------------------
(Address of principal executive officer)                (Zip Code)



                          (301) 468-9200
- --------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                          Outstanding at March 31, 1995
- --------------------------         ---------------------------------------
    (Not applicable)                          (Not applicable)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995



                                                                 Page

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1995 and
            December 31, 1994 . . . . . . . . . . . . .            1

          Consolidated Statements of Operations - for the three
           months ended March 31, 1995 and 1994 . . . .            2

          Consolidated Statements of Cash Flows - for the three
            months ended March 31, 1995 and 1994  . . .            3

          Notes to Consolidated Financial Statements  .            4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .            9

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .           12

Signature   . . . . . . . . . . . . . . . . . . . . . .           13

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              March 31,     December 31,
                                                1995           1994
                                             ------------   ------------
                                             (Unaudited)

Investments in and advances to partnerships  $  3,526,025   $  3,751,252
Cash and cash equivalents                       1,082,278        876,995
Escrow and cash reserves                          536,797        531,069
Acquisition fees, principally paid to
  related parties, net of accumulated
  amortization of $127,997 and $124,464,
  respectively                                    296,003        299,536
Property purchase costs, net of accumulated
  amortization of $128,323 and $124,855,
  respectively                                    287,859        291,327
Other assets                                        3,451            607
                                             ------------   ------------

      Total assets                           $  5,732,413   $  5,750,786
                                             ============   ============


                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships           $  5,590,900   $  5,590,900
Accrued interest payable                        7,918,158      7,548,895
Accounts payable and accrued expenses              50,108         60,646
                                             ------------   ------------
      Total liabilities                        13,559,166     13,200,441
                                             ------------   ------------
Commitments and contingencies

Partners' capital (deficit):

Capital paid-in:
    General Partners                                2,000          2,000
    Limited Partners                           21,202,500     21,202,500
                                             ------------   ------------
                                               21,204,500     21,204,500

  Less:
    Offering costs                             (2,570,535)    (2,570,535)
    Accumulated losses                        (26,460,718)   (26,083,620)
                                             ------------   ------------
      Total partners' deficit                  (7,826,753)    (7,449,655)
                                             ------------   ------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

      Total liabilities and partners'
        deficit                              $  5,732,413   $  5,750,786
                                             ============   ============


















































                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                             For the three months ended
                                                      March 31,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
Share of income from partnerships            $     63,400   $     72,783
                                             ------------   ------------

Other revenue and expenses:

 Revenue:
    Interest income                                25,228         13,027
                                             ------------   ------------

 Expenses:
    Interest                                      388,329        354,424
    General and administrative                     29,182         30,167
    Management fee                                 24,482         24,482
    Professional fees                              16,732         17,295
    Amortization                                    7,001          7,001
                                             ------------   ------------

                                                  465,726        433,369
                                             ------------   ------------

       Total other revenue and expenses          (440,498)      (420,342)
                                             ------------   ------------

Net loss                                         (377,098)      (347,559)

Accumulated losses, beginning of period       (26,083,620)   (24,458,338)
                                             ------------   ------------

Accumulated losses, end of period            $(26,460,718)  $(24,805,897)
                                             ============   ============

Loss allocated to General Partners (1.51%)   $     (5,694)  $     (5,248)
                                             ============   ============

Loss allocated to Initial and Special
  Limited Partners (2.49%)                   $     (9,390)  $     (8,654)
                                             ============   ============

Loss allocated to BAC Holders (96%)          $   (362,014)  $   (333,657)
                                             ============   ============

Loss per BAC based on 21,200 BACs

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

  outstanding                                $     (17.08)  $     (15.74)
                                             ============   ============



















































                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                             For the three months ended
                                                      March 31,
                                             ---------------------------
                                                 1995           1994
                                             ------------   ------------
Cash flows from operating activities:
  Net loss                                   $   (377,098)  $   (347,559)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Share of income from partnerships             (63,400)       (72,783)
    Increase in accrued interest receivable
      on advances to partnerships                  (5,906)        (5,906)
    Amortization of deferred costs                  7,001          7,001
    Payment of purchase money note interest       (19,066)       (85,176)

    Changes in assets and liabilities:
      (Increase) decrease in other assets          (2,844)         814
      Increase in accrued interest payable        388,329        354,424
      Decrease in accounts payable
        and accrued expenses                      (10,538)       (10,693)
                                             ------------   ------------

         Net cash used in operating
           activities                             (83,522)      (159,878)
                                             ------------   ------------

Cash flows from investing activities:
  (Increase) decrease in escrow and cash
    reserves                                       (5,728)            18
  Receipt of distributions from partnerships      196,834        232,536
  Repayment of advances to partnerships            97,699         14,000
                                             ------------   ------------

         Net cash provided by investing
           activities                             288,805        246,554
                                             ------------   ------------

Net increase in cash and cash equivalents         205,283         86,676

Cash and cash equivalents, beginning of
  period                                          876,995        871,533
                                             ------------   ------------

Cash and cash equivalents, end of period     $  1,082,278   $    958,209
                                             ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of March 31, 1995 and December 31, 1994 and its consolidated results of operations for the three months ended March 31, 1995 and 1994 and its consolidated cash flows for the three months ended March 31, 1995 and 1994.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of March 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $5,098,000 plus the accrued interest of $7,786,058, are payable upon the earlier of (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $2,500,000 mature in December 1995, as discussed below. Purchase money notes in an aggregate principal amount of $230,000 mature in 1996. The remaining purchase money notes mature from 1999 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying-out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay-off or buy-down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1995 and 1994 was $388,329 and $354,424, respectively. The accrued interest on the purchase money notes of $7,786,058 and $7,416,795 as of March 31, 1995 and December 31, 1994, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of March 31, 1995 and December 31, 1994, the Partnership's obligations with respect to its investments in Local Partnerships included $492,900 due to local general partners, plus accrued interest on these obligations of $132,100.

     Deerfield Partners Limited Partnership (Deerfield Apartments) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of the loan documents. The Local Partnership defaulted on its mortgage loan in 1990, and after negotiations with the Department of Housing and Urban Development (HUD), submitted a one-year workout proposal to the local HUD office, effective May 1, 1991, to which HUD did not respond. On July 1, 1992, a second one-year workout proposal was submitted, effective September 1, 1992, to which HUD did not respond. On September 17, 1993, a six-year workout proposal, effective October 1, 1993, was submitted in accordance with HUD's new workout guidelines. At HUD's request, a nine-year workout proposal was submitted to HUD on April 15, 1994. As of April 24, 1995, no response to the new proposal had been received from HUD. If the workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. On April 15, 1995, Deerfield Apartments was notified by HUD that HUD plans to offer Deerfield Apartment's mortgage loan for sale in July 1995. If the mortgage is sold by HUD, a new mortgagee would service the defaulted loan and could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and collateralized solely by the Partnership's partnership interest in the Local Partnership. Therefore, should the investment in Deerfield Apartments not produce sufficient value to satisfy the purchase money note related to Deerfield Apartments, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. There is no assurance that the proposal will be approved to allow the Local Partnership to retain ownership of Deerfield Apartments. Currently, debt service payments are being made from available cash
flow in accordance with the proposed workout.   During 1989 and 1988, the
Partnership loaned a total of $196,746 to the Local Partnership to fund operating deficits. The Partnership does not expect to advance any additional funds. The loans do not bear interest and repayment is due upon sale or refinancing of the property; however, there is no assurance that the Local Partnership will be able to repay any loans in accordance with the terms.

     The Pointe, located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of March 31, 1995 and December 31, 1994, accrued interest was $182,684 and $176,778, respectively.

     Debt service on Springfield Apartments (Springfield) is due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Springfield was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances made by the Partnership in April 1994. As of March 31, 1995 and December 31, 1994, non-interest-bearing loans to Springfield totalled $442,239 and $509,438, respectively.

     Debt service on Devonshire Apartments (Devonshire) is due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $10,000 per month to Devonshire in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Devonshire was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Devonshire began repaying a portion of the non-interest-bearing advances made by the Partnership in July 1994. As of December 31, 1994, non-interest-bearing loans to Devonshire totalled $30,500. Devonshire paid off the balance of its loans in January 1995.

     The letter of credit and mortgage loan on Sheridan West Limited Partnership (Semper Village) matured on December 20, 1994. By way of an agreement dated January 1, 1995, the Resolution Trust Corporation (RTC), acting as a receiver for the original mortgagee, assumed the note in lieu of mandatory redemption by drawing on the letter of credit. The RTC has extended the maturity date of the letter of credit and mortgage loan to June 30, 1995. The Managing General Partner and the local general partner are currently negotiating refinancing terms with a potential new lender. While there is no assurance that a refinancing will be completed, the local general partner's objective is to complete refinancing prior to June 30, 1995. If a refinancing or pay-off does not occur and an alternative is not found, the mortgage lender could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the Partnership's exposure to loss is limited since the carrying amount of the investment in the Local Partnership has been reduced to zero for financial statement purposes. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Purchase money notes relating to River Place totaling $2,500,000 plus accrued interest mature December 31, 1995. The Managing General Partner is investigating possible alternatives to paying these notes at maturity, including the extension of purchase money note due dates or the possible refinancing of the purchase money note obligations. There is no assurance that any such agreement will be reached with the noteholders, or that refinancing efforts will be successful.

     The following are combined statements of operations for the Local Partnerships in which the Partnership has invested. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         For the three months ended
                                                     March 31,
                                         ---------------------------

                                             1995           1994
                                         ------------   ------------
Revenue:
  Rental revenue                         $  2,301,942   $  2,264,857
  Other                                       113,676         87,398
                                         ------------   ------------

                                            2,415,618      2,352,255
                                         ------------   ------------

Expenses:
  Operating                                 1,188,960      1,247,468
  Interest                                    979,947        870,638
  Depreciation and amortization               445,616        445,185
                                         ------------   ------------
                                            2,614,523      2,563,291
                                         ------------   ------------

Net loss                                 $   (198,905)  $   (211,036)
                                         ============   ============


     As of March 31, 1995 and December 31, 1994, the Partnership's share of cumulative losses to date for five and six, respectively, of the eight Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $6,666,052 and $6,405,470, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The Partnership paid $19,340 and $14,129 for the three months ended March 31, 1995 and 1994, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership paid the Managing General Partner a Management Fee of $24,482 for each of the three month periods ended March 31, 1995 and 1994.

     From January 1991 through January 1994, CRICO Management Northwest, Inc. (CRICO Northwest), an affiliate of the Managing General Partner, provided

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   RELATED PARTY TRANSACTIONS - Continued

property management services to Springfield and Devonshire. CRICO Management Corporation (CRICO), an affiliate of the Managing General Partner, provided consulting, accounting and other services to Deerfield from November 1993 through January 1994. Fees paid or accrued to CRICO Northwest or CRICO amounted to $5,470, $3,770 and $2,275, respectively, for the month ended January 31, 1994. On February 1, 1994, CRICO Northwest and CRICO contributed their property management or consulting contracts and personnel to CAPREIT Residential Corporation (CAPREIT). CAPREIT was formed by CRI but is not currently owned or
controlled by CRI and/or its affiliates.   On April 12, 1995, HUD approved
CAPREIT as the new Deerfield management agent.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     Capital Realty Investors-85 Limited Partnership's (the Partnership) liquidity, with unrestricted cash resources of $1,082,278 and $876,995 as of March 31, 1995 and December 31, 1994, respectively, along with future cash distributions from Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership's remaining obligations with respect to its investment in Local Partnerships of $625,000, excluding purchase money notes and accrued interest, is not in excess of its capital resources. As of April 24, 1995, there are no material commitments for capital expenditures.

     As of March 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $5,098,000 plus the accrued interest of $7,786,058, are payable upon the earlier of (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $2,500,000 mature in December 1995, as discussed below. Purchase money notes in an aggregate principal amount of $230,000 mature in 1996. The remaining purchase money notes mature from 1999 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying-out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay-off or buy-down certain purchase money note obligations.

     Purchase money notes relating to River Place totaling $2,500,000 plus accrued interest mature December 31, 1995. The Managing General Partner is investigating possible alternatives to paying these notes at maturity, including the extension of purchase money note due dates or the possible refinancing of the purchase money note obligations. There is no assurance that any such agreement will be reached with the noteholders, or that refinancing efforts will be successful.

     As of March 31, 1995 and December 31, 1994, the Partnership's obligations with respect to its investments in Local Partnerships included $492,900 due to local general partners, plus accrued interest on these obligations of $132,100.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1995, the receipt of distributions from Local Partnerships and the repayment of advances to Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The Partnership's net loss for the three months ended March 31, 1995 increased from the corresponding period in 1994 primarily due an increase in purchase money note interest expense as a result of compounding interest.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1995 did not include losses of $260,582, compared to excluded losses of $281,120 for the three months ended March 31, 1994.

     Deerfield Partners Limited Partnership (Deerfield Apartments) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of the loan documents. The Local Partnership defaulted on its mortgage loan in 1990, and after negotiations with the Department of Housing and Urban Development (HUD), submitted a one-year workout proposal to the local HUD office, effective May 1, 1991, to which HUD did not respond. On July 1, 1992, a second one-year workout proposal was submitted, effective September 1, 1992, to which HUD did not respond. On September 17, 1993, a six-year workout proposal, effective October 1, 1993, was submitted in accordance with HUD's new workout guidelines. At HUD's request, a nine-year workout proposal was submitted to HUD on April 15, 1994. As of April 24, 1995, no response to the new proposal had been received from HUD. If the workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. On April 15, 1995, Deerfield Apartments was notified by HUD that HUD plans to offer Deerfield Apartment's mortgage loan for sale in July 1995. If the mortgage is sold by HUD, a new mortgagee would service the defaulted loan and could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and collateralized solely by the Partnership's partnership interest in the Local Partnership. Therefore, should the investment in Deerfield Apartments not produce sufficient value to satisfy the purchase money note related to Deerfield Apartments, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. There is no assurance that the proposal will be approved to allow the Local Partnership to retain ownership of Deerfield Apartments. Currently, debt service payments are being made from available cash
flow in accordance with the proposed workout.   During 1989 and 1988, the
Partnership loaned a total of $196,746 to the Local Partnership to fund operating deficits. The Partnership does not expect to advance any additional funds. The loans do not bear interest and repayment is due upon sale or refinancing of the property; however, there is no assurance that the Local Partnership will be able to repay any loans in accordance with the terms.

     The Pointe, located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of March 31, 1995 and December 31, 1994, accrued interest was $182,684 and $176,778, respectively.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     Debt service on Springfield Apartments (Springfield) is due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Springfield was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances made by the Partnership in April 1994. As of March 31, 1995 and December 31, 1994, non-interest-bearing loans to Springfield totalled $442,239 and $509,438, respectively.

     Debt service on Devonshire Apartments (Devonshire) is due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $10,000 per month to Devonshire in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Devonshire was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Devonshire began repaying a portion of the non-interest-bearing advances made by the Partnership in July 1994. As of December 31, 1994, non-interest-bearing loans to Devonshire totalled $30,500. Devonshire paid off the balance of its loans in January 1995.

     The letter of credit and mortgage loan on Sheridan West Limited Partnership (Semper Village) matured on December 20, 1994. By way of an agreement dated January 1, 1995, the Resolution Trust Corporation (RTC), acting as a receiver for the original mortgagee, assumed the note in lieu of mandatory redemption by drawing on the letter of credit. The RTC has extended the maturity date of the letter of credit and mortgage loan to June 30, 1995. The Managing General Partner and the local general partner are currently negotiating refinancing terms with a potential new lender. While there is no assurance that a refinancing will be completed, the local general partner's objective is to complete refinancing prior to June 30, 1995. If a refinancing or pay-off does not occur and an alternative is not found, the mortgage lender could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the Partnership's exposure to loss is limited since the carrying amount of the investment in the Local Partnership has been reduced to zero for financial statement purposes. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     No other significant changes in the Partnership's operations have taken place during this period.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1995.

     All other items are not applicable.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CAPITAL REALTY INVESTORS-85
                                   LIMITED PARTNERSHIP
                                       (Registrant)


                              By:  C.R.I., Inc.
                                   Managing General Partner


May 3, 1995                        /s/Richard J. Palmer
- -------------------------          -----------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the
                                     Registrant and as Principal
                                     Accounting Officer