Form 10-Q
period 1995-06-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1995-07-20
CIK 770895

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1995
                         --------------

Commission file number       0-23766
                         --------------


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
 ------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)



          Maryland                                      52-1388957
- ------------------------------------              ------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
- -----------------------------------------         ------------------------
(Address of principal executive officer)                (Zip Code)



                                 (301) 468-9200
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                          Outstanding at June 30, 1995
- --------------------------         --------------------------------------
    (Not applicable)                          (Not applicable)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1995



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1995 and
            December 31, 1994 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the three
            and six months ended June 30, 1995 and 1994 . . .        3

          Consolidated Statements of Cash Flows - for the six
            months ended June 30, 1995 and 1994 . . . . . . .        5

          Notes to Consolidated Financial Statements  . . . .        7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       13

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       17

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       18

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                 June 30,     December 31,
                                                   1995          1994
                                               ------------   ------------
                                               (Unaudited)

Investments in and advances to partnerships    $  3,576,023   $  3,751,252
Cash and cash equivalents                         1,081,053        876,995
Escrow and cash reserves                            543,458        531,069
Acquisition fees, principally paid to
  related parties, net of accumulated
  amortization of $131,530 and $124,464,
  respectively                                      292,470        299,536
Property purchase costs, net of accumulated
  amortization of $131,791 and $124,855,
  respectively                                      284,391        291,327
Other assets                                          3,034            607
                                               ------------   ------------

      Total assets                             $  5,780,429   $  5,750,786
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                     CONSOLIDATED BALANCE SHEETS - Continued

                        LIABILITIES AND PARTNERS' DEFICIT



                                                 June 30,     December 31,
                                                   1995          1994
                                               ------------   ------------
                                                (Unaudited)
Due on investments in partnerships             $  5,590,900   $  5,590,900
Accrued interest payable                          8,314,949      7,548,895
Accounts payable and accrued expenses                63,704         60,646
                                               ------------   ------------
      Total liabilities                          13,969,553     13,200,441
                                               ------------   ------------
Commitments and contingencies

Partners' capital (deficit):

Capital paid-in:
    General Partners                                  2,000          2,000
    Limited Partners                             21,202,500     21,202,500
                                               ------------   ------------
                                                 21,204,500     21,204,500

  Less:
    Offering costs                               (2,570,535)    (2,570,535)
    Accumulated losses                          (26,823,089)   (26,083,620)
                                               ------------   ------------
      Total partners' deficit                    (8,189,124)    (7,449,655)
                                               ------------   ------------

      Total liabilities and partners'
        deficit                                $  5,780,429   $  5,750,786
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                  For the three months ended    For the six months ended
                           June 30,                     June 30,
                      1995          1994           1995          1994
                  ------------  ------------   ------------  ------------
Share of income
 from partner-
 ships            $     78,091  $     75,846   $    141,491  $    148,629
                  ------------  ------------   ------------  ------------

Other revenue and
 expenses:

 Revenue:
    Interest income     27,620        22,553         52,848        35,580
                  ------------  ------------   ------------  ------------

 Expenses:
    Interest           396,791       354,423        785,120       708,847
    General and
     administrative     25,220        30,644         54,402        60,811
    Management fee      24,483        24,483         48,965        48,965
    Professional
      fees              14,587        20,069         31,319        37,364
    Amortization         7,001         7,002         14,002        14,003
                  ------------  ------------   ------------  ------------
                       468,082       436,621        933,808       869,990
                  ------------  ------------   ------------  ------------

       Total other
        revenue and
         expenses     (440,462)     (414,068)      (880,960)     (834,410)
                  ------------  ------------   ------------  ------------


Net loss              (362,371)     (338,222)      (739,469)     (685,781)

Accumulated losses,
 beginning of
 period            (26,460,718)  (24,805,897)   (26,083,620)  (24,458,338)
                  ------------  ------------   ------------  ------------






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                   (Unaudited)


                  For the three months ended    For the six months ended
                           June 30,                     June 30,
                      1995          1994           1995          1994
                  ------------  ------------   ------------  ------------
Accumulated
  losses, end
  of period       $(26,823,089) $(25,144,119)  $(26,823,089) $(25,144,119)
                  ============  ============   ============  ============
Loss allocated to
 General Partners
 (1.51%)          $     (5,472) $     (5,107)  $    (11,166) $    (10,355)
                  ============  ============   ============  ============

Loss allocated to
 Initial and Special
 Limited Partners
 (2.49%)          $     (9,023) $     (8,422)  $    (18,413) $    (17,076)
                  ============  ============   ============  ============

Loss allocated to
 BAC Holders (96%)$   (347,876) $   (324,693)  $   (709,890) $   (658,350)
                  ============  ============   ============  ============

Loss per BA based
 on 21,200
 BACs outstanding $     (16.41) $     (15.32)  $     (33.49) $     (31.05)
                  ============  ============   ============  ============


















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                For the six months ended
                                                        June 30,
                                               ---------------------------
                                                   1995           1994
                                               ------------   ------------
Cash flows from operating activities:
  Net loss                                     $   (739,469)  $   (685,781)

  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Share of income from
      partnerships                                 (141,491)      (148,629)
    Increase in accrued interest
      receivable on advances to
      partnerships                                  (11,813)       (11,813)
    Amortization of deferred costs                   14,002         14,003
    Payment of purchase money note
      interest                                      (19,066)       (85,176)

    Changes in assets and liabilities:
      Increase in other assets                       (2,427)        (1,215)
      Increase in accrued interest
        payable                                     785,120        708,847
      Increase in accounts payable
        and accrued expenses                          3,058          6,155
                                               ------------   ------------

         Net cash used in operating
           activities                              (112,086)      (203,609)
                                               ------------   ------------

Cash flows from investing activities:
  Increase in escrow and cash reserves              (12,389)        (8,064)
  Receipt of distributions from
     partnerships                                   196,834        232,536
  Repayment of advances to
     partnerships                                   131,699         51,618
                                               ------------   ------------
         Net cash provided by
           investing activities                     316,144        276,090
                                               ------------   ------------




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)

                                                For the six months ended
                                                        June 30,
                                               ---------------------------
                                                   1995           1994
                                               ------------   ------------
Net increase in cash and cash
  equivalents                                       204,058         72,481

Cash and cash equivalents, beginning
  of period                                         876,995        871,533
                                               ------------   ------------

Cash and cash equivalents, end of
  period                                       $  1,081,053   $    944,014
                                               ============   ============
































                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of June 30, 1995 and December 31, 1994 and its consolidated results of operations for the three and six months ended June 30, 1995 and 1994 and its consolidated cash flows for the six months ended June 30, 1995 and 1994.

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of June 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $5,098,000 plus the accrued interest of $8,182,849, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $2,500,000 mature in December 1995, as discussed below. Purchase money notes in an aggregate principal amount of $230,000 mature in 1996. The remaining purchase money notes mature from 1999 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1995 was $396,791 and $785,120, respectively, and for the three and six months ended June 30, 1994 was $354,423 and $708,847, respectively. The accrued interest on the purchase money notes of $8,182,849 and $7,416,795 as of June 30, 1995 and December 31, 1994, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of June 30, 1995 and December 31, 1994, the Partnership's obligations with respect to its investments in Local Partnerships included $492,900 due to local general partners, plus accrued interest on these obligations of $132,100.

     Deerfield Partners Limited Partnership (Deerfield Apartments) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of the loan documents. The Local Partnership defaulted on its mortgage loan in 1990, and after negotiations with the Department of Housing and Urban Development (HUD), submitted a one-year workout proposal to the local HUD office, effective May 1, 1991, to which HUD did not respond. On July 1, 1992, a second one-year workout proposal was submitted, effective September 1, 1992, to which HUD did not respond. On September 17, 1993, a six-year workout proposal, effective October 1, 1993, was submitted in accordance with HUD's new workout guidelines. At HUD's request, a nine-year workout proposal was submitted to HUD on April 15, 1994. This proposal was rejected by HUD. A new nine-year workout proposal was submitted to HUD on May 31, 1995. As of July 14, 1995, no response to the new proposal had been received from HUD. If the workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Deerfield Apartments has been notified by HUD that HUD plans to offer Deerfield Apartment's mortgage loan for sale in September 1995. If the mortgage is sold by HUD, a new mortgagee would service the defaulted loan and could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Deerfield Apartments not produce sufficient value to satisfy the purchase money note related to Deerfield Apartments, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. There is no assurance that an acceptable workout proposal will be approved to allow the Local Partnership to retain ownership of Deerfield Apartments. Currently, debt service payments are being made from available cash flow in accordance with the latest proposed workout. During 1989 and 1988, the Partnership loaned a total of $196,746 to the Local Partnership to fund operating deficits. The Partnership does not expect to advance any additional funds. The loans do not bear interest and repayment is due upon sale or refinancing of the property; however, there is no assurance that the Local Partnership will be able to repay any loans in accordance with the terms.

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of June 30, 1995 and December 31, 1994, accrued interest was $188,591 and $176,778, respectively.

     Paradise Associates Limited Partnership (Paradise) has been notified by HUD that HUD plans to offer Paradise's mortgage loan for sale in the Fall of 1995. If the mortgage is sold by HUD, a new mortgagee would service the loan and Paradise would no longer be subject to HUD regulatory requirements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Debt service on Springfield Apartments (Springfield) is due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Springfield was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances made by the Partnership in April 1994. As of June 30, 1995 and December 31, 1994, non-interest-bearing loans to Springfield totalled $408,239 and $509,438, respectively.

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

     The letter of credit and mortgage loan on Sheridan West Limited Partnership (Semper Village) matured on December 20, 1994. Pursuant to an agreement dated January 1, 1995, the Resolution Trust Corporation (RTC), acting as receiver for the original mortgagee, assumed the note in lieu of mandatory redemption by drawing on the letter of credit. The RTC extended the maturity date of the letter of credit and mortgage loan to June 30, 1995. On June 5, 1995, the local general partners signed an application to refinance the existing mortgage loan with SRS Insurance Services, Inc. In connection with the refinancing, the local general partners executed a settlement agreement with the RTC to pay off the existing $10,230,000 loan for $7,855,000 plus the release of the $980,000 Bond Reserve Fund. Closing must occur by September 1, 1995. The Partnership anticipates that the breakeven reserve and the operating deficit reserve, which have been held in escrow, will be released at closing to the local managing general partner, who will in turn loan the reserves to Semper Village to pay the refinancing closing costs. Any remaining operating funds at the property will be used to repay previous operating deficit loans from the local managing general partner pursuant to the local partnership agreement. In addition, at closing the current local managing general partner will be replaced with an affiliate of the Managing General Partner. If a refinancing or payoff does not occur and an alternative is not found, the mortgage lender could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the Partnership's exposure to loss is limited since the carrying amount of the investment in the Local Partnership has been reduced to zero for financial statement purposes. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Purchase money notes relating to River Place totaling $2,500,000 plus accrued interest mature December 31, 1995. The Managing General Partner has commenced discussions with the noteholders regarding an extension and

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

modification of purchase money note due dates. There is no assurance that any such agreement will be reached with the noteholders. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The purchase money note is nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. The amount of nonrecourse indebtedness exceeds the carrying amount of the investments in and advances to the Local Partnership; however, the investment in River Place represents approximately 78% of the Partnership's investments in and advances to Local Partnerships as of June 30, 1995. In addition, for the six months ended June 30, 1995, distributions from River Place represented approximately 85% of total distributions from Local Partnerships. The Partnership's share of income from River Place for the six months ended June 30, 1995 was approximately 86% of income from partnerships.

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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                  For the three months ended    For the six months ended
                           June 30,                     June 30,
                      1995          1994           1995          1994
                  ------------  ------------   ------------  ------------
Revenue:
  Rental revenue  $  2,321,330  $ 2,258,624    $  4,623,272  $ 4,523,481
  Other                115,292       88,021         228,968      175,419
                  ------------  -----------    ------------  -----------
                     2,436,622    2,346,645       4,852,240    4,698,900
                  ------------  -----------    ------------  -----------

Expenses:
  Operating          1,195,051    1,238,762       2,384,011    2,486,230
  Interest             979,946      870,637       1,959,893    1,741,275
  Depreciation and
   amortization        445,615      445,186         891,231      890,371
                  ------------  -----------    ------------  -----------
                     2,620,612    2,554,585       5,235,135    5,117,876
                  ------------  -----------    ------------  -----------
Net loss          $   (183,990) $  (207,940)   $   (382,895) $  (418,976)
                  ============  ===========    ============  ===========

     As of June 30, 1995 and December 31, 1994, the Partnership's share of cumulative losses to date for five and six, respectively, of the eight Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $6,926,636 and $6,405,470, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid $16,984 and $36,324 for the three and six months ended June 30, 1995, respectively, and $20,660 and $34,789 for the three and six months ended June 30, 1994, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership paid the Managing General Partner a Management Fee of $24,483 and $48,965 for the three and six months, respectively, ended June 30, 1995 and 1994.

     From January 1991 through January 1994, CRICO Management Northwest, Inc. (CRICO Northwest), an affiliate of the Managing General Partner, provided property management services to Springfield and Devonshire. CRICO Management

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   RELATED-PARTY TRANSACTIONS - Continued

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     Capital Realty Investors-85 Limited Partnership's (the Partnership) liquidity, with unrestricted cash resources of $1,081,053 and $876,995 as of June 30, 1995 and December 31, 1994, respectively, along with future cash distributions from Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership's remaining obligations with respect to its investment in Local Partnerships of $625,000, excluding purchase money notes and accrued interest, is not in excess of its capital resources. As of July 14, 1995, there are no material commitments for capital expenditures.

     As of June 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $5,098,000 plus the accrued interest of $8,182,849, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $2,500,000 mature in December 1995, as discussed below. Purchase money notes in an aggregate principal amount of $230,000 mature in 1996. The remaining purchase money notes mature from 1999 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay off or buy down certain purchase money note obligations.

     Purchase money notes relating to River Place totaling $2,500,000 plus accrued interest mature December 31, 1995. The Managing General Partner has commenced discussions with the noteholders regarding an extension and modification of purchase money note due dates. There is no assurance that any such agreement will be reached with the noteholders. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The purchase money note is nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. The amount of nonrecourse indebtedness exceeds the carrying amount of the investments in and advances to the Local Partnership; however, the investment in River Place represents approximately 78% of the Partnership's investments in and advances to Local Partnerships as of June 30, 1995. In addition, for the six months ended June 30, 1995, distributions from River Place represented approximately 85% of total distributions from Local Partnerships. The Partnership's share of income from River Place for the six months ended June 30, 1995 was approximately 86% of income from partnerships.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     As of June 30, 1995 and December 31, 1994, the Partnership's obligations with respect to its investments in Local Partnerships included $492,900 due to local general partners, plus accrued interest on these obligations of $132,100.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1995, the receipt of distributions from Local Partnerships and the repayment of advances to Local Partnerships was adequate to support operating cash requirements.


                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three and six months ended June 30, 1995 increased from the corresponding periods in 1994 primarily due to an increase in purchase money note interest expense as a result of compounding interest. Partially offsetting the increase in net loss was an increase in interest income resulting from higher yields on investments and higher cash balances as compared to the same periods in 1994. Also partially offsetting the increase in the Partnership's net loss was a decrease in general and administrative expenses primarily due to a decrease in annual report printing costs, as well as a decrease in professional fees due to lower legal expenses.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1995 did not include losses of $260,584 and $521,166, respectively, compared to excluded losses of $281,116 and $562,236 for the three and six months ended June 30, 1994, respectively.

     Deerfield Partners Limited Partnership (Deerfield Apartments) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of the loan documents. The Local Partnership defaulted on its mortgage loan in 1990, and after negotiations with the Department of Housing and Urban Development (HUD), submitted a one-year workout proposal to the local HUD office, effective May 1, 1991, to which HUD did not respond. On July 1, 1992, a second one-year workout proposal was submitted, effective September 1, 1992, to which HUD did not respond. On September 17, 1993, a six-year workout proposal, effective October 1, 1993, was submitted in accordance with HUD's new workout guidelines. At HUD's request, a nine-year workout proposal was submitted to HUD on April 15, 1994. This proposal was rejected by HUD. A new nine-year workout proposal was submitted to HUD on May 31, 1995. As of July 14, 1995, no response to the new proposal had been received from HUD. If the workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Deerfield Apartments has been notified by HUD that HUD plans to offer Deerfield Apartment's mortgage loan for sale in September 1995. If the mortgage is sold by HUD, a new mortgagee would service the defaulted loan and could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Deerfield Apartments not produce sufficient value to satisfy the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

purchase money note related to Deerfield Apartments, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. There is no assurance that an acceptable workout proposal will be approved to allow the Local Partnership to retain ownership of Deerfield Apartments. Currently, debt service payments are being made from available cash flow in accordance with the latest proposed workout. During 1989 and 1988, the Partnership loaned a total of $196,746 to the Local Partnership to fund operating deficits. The Partnership does not expect to advance any additional funds. The loans do not bear interest and repayment is due upon sale or refinancing of the property; however, there is no assurance that the Local Partnership will be able to repay any loans in accordance with the terms.

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of June 30, 1995 and December 31, 1994, accrued interest was $188,591 and $176,778, respectively.

     Paradise Associates Limited Partnership (Paradise) has been notified by HUD that HUD plans to offer Paradise's mortgage loan for sale in the Fall of 1995. If the mortgage is sold by HUD, a new mortgagee would service the loan and Paradise would no longer be subject to HUD regulatory requirements.

     Debt service on Springfield Apartments (Springfield) is due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Springfield was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances made by the Partnership in April 1994. As of June 30, 1995 and December 31, 1994, non-interest-bearing loans to Springfield totalled $408,239 and $509,438, respectively.

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

     The letter of credit and mortgage loan on Sheridan West Limited Partnership (Semper Village) matured on December 20, 1994. Pursuant to an agreement dated January 1, 1995, the Resolution Trust Corporation (RTC), acting as receiver for the original mortgagee, assumed the note in lieu of mandatory redemption by drawing on the letter of credit. The RTC extended the maturity date of the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

letter of credit and mortgage loan to June 30, 1995. On June 5, 1995, the local general partners signed an application to refinance the existing mortgage loan with SRS Insurance Services, Inc. In connection with the refinancing, the local general partners executed a settlement agreement with the RTC to pay off the existing $10,230,000 loan for $7,855,000 plus the release of the $980,000 Bond Reserve Fund. Closing must occur by September 1, 1995. The Partnership anticipates that the breakeven reserve and the operating deficit reserve, which have been held in escrow, will be released at closing to the local managing general partner, who will in turn loan the reserves to Semper Village to pay the refinancing closing costs. Any remaining operating funds at the property will be used to repay previous operating deficit loans from the local managing general partner pursuant to the local partnership agreement. In addition, at closing the current local managing general partner will be replaced with an affiliate of the Managing General Partner. If a refinancing or payoff does not occur and an alternative is not found, the mortgage lender could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the Partnership's exposure to loss is limited since the carrying amount of the investment in the Local Partnership has been reduced to zero for financial statement purposes. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     No other significant changes in the Partnership's operations have taken place during this period.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1995.

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

                                CAPITAL REALTY INVESTORS-85
                                    LIMITED PARTNERSHIP
                                        (Registrant)


                                By: C.R.I., Inc.
                                    Managing General Partner


July 20, 1995                       /s/Richard J. Palmer
- -------------------------           ---------------------------------
Date                                Richard J. Palmer
                                    Senior Vice President/Finance

                                    Signing on behalf of the
                                      Registrant and as Principal
                                      Accounting Officer