Form 10-Q
period 1995-09-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1995-10-17
CIK 770895

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30,1995
                         -----------------

Commission file number       0-23766
                         --------------


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
   --------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)



          Maryland                                      52-1388957
------------------------------------              ------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ------------------------
(Address of principal executive officer)                (Zip Code)



                                 (301) 468-9200
   --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


         Class                        Outstanding at September 30,1995
--------------------------         --------------------------------------
    (Not applicable)                          (Not applicable)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED SEPTEMBER 30,1995



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30,1995 and
            December 31, 1994 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the three
            and nine months ended September 30,1995 and 1994         3

          Consolidated Statements of Cash Flows - for the nine
            months ended September 30,1995 and 1994 . . . . .        5

          Notes to Consolidated Financial Statements  . . . .        7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       13

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       17

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       18

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                            September 30,   December 31,
                                                1995           1994
                                            -------------   ------------
                                             (Unaudited)

Investments in and advances to partnerships $   3,605,512   $  3,751,252
Cash and cash equivalents                       1,177,768        876,995
Escrow and cash reserves                               --        531,069
Acquisition fees, principally paid to
  related parties, net of accumulated
  amortization of $135,064 and $124,464,
  respectively                                    288,936        299,536
Property purchase costs, net of accumulated
  amortization of $135,259 and $124,855,
  respectively                                    280,923        291,327
Other assets                                        5,742            607
                                            -------------   ------------

      Total assets                          $   5,358,881   $  5,750,786
                                            =============   ============
























                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                     CONSOLIDATED BALANCE SHEETS - Continued

                        LIABILITIES AND PARTNERS' DEFICIT



                                            September 30,   December 31,
                                                1995           1994
                                            -------------   ------------
                                             (Unaudited)
Due on investments in partnerships          $   5,272,600   $  5,590,900
Accrued interest payable                        8,655,040      7,548,895
Accounts payable and accrued expenses              84,468         60,646
                                            -------------   ------------
      Total liabilities                        14,012,108     13,200,441
                                            -------------   ------------
Commitments and contingencies

Partners' capital (deficit):

Capital paid-in:
    General Partners                                2,000          2,000
    Limited Partners                           21,202,500     21,202,500
                                            -------------   ------------
                                               21,204,500     21,204,500

  Less:
    Offering costs                             (2,570,535)    (2,570,535)
    Accumulated losses                        (27,287,192)   (26,083,620)
                                            -------------   ------------
      Total partners' deficit                  (8,653,227)    (7,449,655)
                                            -------------   ------------

      Total liabilities and partners'
        deficit                             $   5,358,881   $  5,750,786
                                            =============   ============














                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                             For the three months ended
                                                    September 30,
                                            ----------------------------
                                                1995            1994
                                            ------------    ------------
Share of loss from partnerships             $    (11,896)   $    (76,406)
                                            ------------    ------------
Other revenue and expenses:

  Revenue:
    Interest income                               30,890          20,039
                                            ------------    ------------
  Expenses:
    Interest                                     396,791         354,423
    General and administrative                    39,028           3,874
    Management fee                                24,482          24,482
    Professional fees                             15,794          23,042
    Amortization                                   7,002           7,002
                                            ------------    ------------
                                                 483,097         412,823
                                            ------------    ------------
       Total other revenue and expenses         (452,207)       (392,784)
                                            ------------    ------------

Net loss                                        (464,103)       (469,190)

Accumulated losses, beginning of period      (26,823,089)    (25,144,119)
                                            ------------    ------------

Accumulated losses, end of period           $(27,287,192)   $(25,613,309)
                                            ============    ============

Loss allocated to General Partners (1.51%)  $     (7,008)   $     (7,085)
                                            ============    ============
Loss allocated to Initial and Special
  Limited Partners (2.49%)                  $    (11,556)   $    (11,683)
                                            ============    ============

Loss allocated to BAC Holders (96%)         $   (445,539)   $   (450,422)
                                            ============    ============
Loss per BAC based on 21,200 BACs
  outstanding                               $     (21.01)   $     (21.25)
                                            ============    ============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                             For the nine months ended
                                                    September 30,
                                            ----------------------------
                                                1995            1994
                                            ------------    ------------
Share of income from partnerships           $    129,595    $     72,223
                                            ------------    ------------
Other revenue and expenses:

  Revenue:
    Interest income                               83,738          55,619
                                            ------------    ------------
  Expenses:
    Interest                                   1,181,911       1,063,270
    General and administrative                    93,430          64,685
    Management fee                                73,447          73,447
    Professional fees                             47,113          60,406
    Amortization                                  21,004          21,005
                                            ------------    ------------
                                               1,416,905       1,282,813
                                            ------------    ------------
       Total other revenue and expenses       (1,333,167)     (1,227,194)
                                            ------------    ------------

Net loss                                      (1,203,572)     (1,154,971)

Accumulated losses, beginning of period      (26,083,620)    (24,458,338)
                                            ------------    ------------

Accumulated losses, end of period           $(27,287,192)   $(25,613,309)
                                            ============    ============

Loss allocated to General Partners (1.51%)  $    (18,174)   $    (17,440)
                                            ============    ============
Loss allocated to Initial and Special
  Limited Partners (2.49%)                  $    (29,969)   $    (28,759)
                                            ============    ============

Loss allocated to BAC Holders (96%)         $ (1,155,429)   $ (1,108,772)
                                            ============    ============
Loss per BAC based on 21,200 BACs
  outstanding                               $     (54.50)   $     (52.30)
                                            ============    ============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                For the nine months ended
                                                      September 30,
                                               ---------------------------
                                                   1995           1994
                                               ------------   ------------
Cash flows from operating activities:
  Net loss                                     $ (1,203,572)  $ (1,154,971)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Share of income from partnerships              (129,595)       (72,223)
    Increase in accrued interest receivable
      on advances to partnerships                   (17,719)       (17,719)
    Amortization of deferred costs                   21,004         21,005
    Payment of purchase money note interest         (19,066)       (85,176)

    Changes in assets and liabilities:
      Increase in other assets                       (5,135)          (931)
      Increase in accrued interest payable        1,181,911      1,063,270
      Increase (decrease) in accounts payable
        and accrued expenses                         23,822         (5,900)
                                               ------------   ------------

         Net cash used in operating
           activities                              (148,350)      (252,645)
                                               ------------   ------------
Cash flows from investing activities:
  Decrease (increase) in escrow and cash
    reserves                                        531,069        (12,616)
  Receipt of distributions from partnerships        312,334        232,536
  Repayment of advances to partnerships             158,699         88,618
  Investments in and advances to partnership       (177,979)            --
                                               ------------   ------------
         Net cash provided by investing
           activities                               824,123        308,538
                                               ------------   ------------










                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)

                                                For the nine months ended
                                                      September 30,
                                               ---------------------------
                                                   1995           1994
                                               ------------   ------------
Cash flows from financing activities:
    Payment of purchase price payable              (318,300)            --
    Payment of interest on purchase price
      payable                                       (56,700)            --
                                               ------------   ------------
         Net cash used in financing
           activities                              (375,000)            --
                                               ------------   ------------

Net increase in cash and cash equivalents           300,773         55,893

Cash and cash equivalents, beginning
  of period                                         876,995        871,533
                                               ------------   ------------

Cash and cash equivalents, end of
  period                                       $  1,177,768   $    927,426
                                               ============   ============
























                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of September 30,1995 and December 31, 1994 and its consolidated results of operations for the three and nine months ended September 30,1995 and 1994 and its consolidated cash flows for the nine months ended September 30,1995 and 1994.

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of September 30,1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $5,098,000 plus the accrued interest of $8,579,640, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $2,500,000 mature in December 1995, as discussed below. Purchase money notes in an aggregate principal amount of $230,000 mature in 1996. The remaining purchase money notes mature from 1999 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30,1995 was $396,791 and $1,181,911, respectively, and for the three and nine months ended September 30,1994 was $354,423 and $1,063,270, respectively. The accrued interest on the purchase money notes of $8,579,640 and $7,416,795 as of September 30,1995 and December 31, 1994, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of September 30,1995 and December 31, 1994, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 and $492,900, respectively, due to local general partners, plus accrued interest on these obligations of $75,400 and $132,100, respectively.

     Deerfield Partners Limited Partnership (Deerfield Apartments) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of the loan documents. The Local Partnership defaulted on its mortgage loan in 1990, and after negotiations with the Department of Housing and Urban Development (HUD), submitted a one-year workout proposal to the local HUD office, effective May 1, 1991, to which HUD did not respond. On July 1, 1992, a second one-year workout proposal was submitted, effective September 1, 1992, to which HUD did not respond. On September 17, 1993, a six-year workout proposal, effective October 1, 1993, was submitted in accordance with HUD's new workout guidelines. At HUD's request, a nine-year workout proposal was submitted to HUD on April 15, 1994. This proposal was rejected by HUD. A new nine-year workout proposal was submitted to HUD on May 31, 1995. HUD rejected this proposal and notified Deerfield Apartments that HUD had offered its mortgage loan for sale in September 1995. A new mortgagee is scheduled to purchase the loan from HUD on November 10, 1995, and if the sale is completed as scheduled, could foreclose on the property. As of October 10, 1995, Deerfield Apartments had not been notified as to the intentions of the potential new mortgagee. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Deerfield Apartments not produce sufficient value to satisfy the purchase money note related to Deerfield Apartments, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. Currently, debt service payments are being made from available
cash flow in accordance with the latest proposed workout.   During 1989 and
1988, the Partnership loaned a total of $196,746 to the Local Partnership to fund operating deficits. The Partnership does not expect to advance any additional funds. The loans do not bear interest and repayment is due upon sale or refinancing of the property; however, there is no assurance that the Local Partnership will be able to repay any loans in accordance with the terms.

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of September 30,1995 and December 31, 1994, accrued interest was $194,497 and $176,778, respectively.

     Paradise Associates Limited Partnership (Paradise) was notified by HUD that HUD planned to offer Paradise's mortgage loan for sale in the Fall of 1995. If the mortgage was sold by HUD, a new mortgagee would service the loan and Paradise would no longer be subject to HUD regulatory requirements. As of October 10, 1995, Paradise had not been notified by HUD as to the status of the loan sale.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Debt service on Springfield Apartments (Springfield) is due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Springfield was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances made by the Partnership in April 1994. As of September 30,1995 and December 31, 1994, non-interest-bearing loans to Springfield totalled $381,239 and $509,438, respectively.

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

     The letter of credit and mortgage loan on Sheridan West Limited Partnership (Semper Village) originally matured on December 20, 1994. Pursuant to an agreement dated January 1, 1995, the Resolution Trust Corporation (RTC), acting as receiver for the original mortgagee, assumed the note in lieu of mandatory redemption by drawing on the letter of credit. The RTC extended the maturity date of the letter of credit and mortgage loan to September 1, 1995. On August 30, 1995, the local general partners refinanced the existing mortgage loan with SRS Insurance Services, Inc. In connection with the refinancing, the local general partners executed a settlement agreement with the RTC to pay off the existing $10,230,000 loan for $7,855,000 plus the release of the $980,000 Bond Reserve Fund. The breakeven reserve and the operating deficit reserve, which had been held in escrow, were released at closing to the local managing general partner (who was replaced at closing, as discussed below), who in turn loaned the reserves to Semper Village to pay the refinancing closing costs. The remaining operating funds at the property were used to repay previous operating deficit loans from the local managing general partner pursuant to the local partnership agreement. The Partnership's release of the $552,979 balance in the breakeven reserve represents payment of the outstanding purchase price payable of $318,300 and related interest of $56,700. The remaining $177,979 represents an additional investment in the Local Partnership. In addition, at closing the local managing general partner was replaced with an affiliate of the Managing General Partner.

     Purchase money notes relating to River Place totaling $2,500,000 plus accrued interest mature December 31, 1995. The Managing General Partner has commenced discussions with the noteholders regarding an extension and modification of purchase money note due dates. There is no assurance that any such agreement will be reached with the noteholders. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The purchase money note is nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. The amount of nonrecourse indebtedness exceeds the carrying amount of the investments in and advances to the Local Partnership; however, the investment in River Place represents approximately 78% of the Partnership's investments in and advances to Local Partnerships as of September 30,1995. In addition, for the nine months ended September 30,1995, distributions from River Place represented approximately 53% of total distributions from Local Partnerships. The Partnership's share of income from River Place for the nine months ended September 30,1995 was approximately $147,000, and the Partnership's recognized share of income from partnerships for the nine months ended September 30, 1995 was $129,595.

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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                  For the three months ended    For the nine months ended
                         September 30,                September 30,
                      1995          1994           1995          1994
                  ------------  ------------   ------------  ------------
Revenue:
  Rental revenue  $  2,334,691  $  2,245,663   $  6,957,963  $  6,769,144
  Other                188,510        85,154        417,478       260,573
                  ------------  ------------   ------------  ------------
                     2,523,201     2,330,817      7,375,441     7,029,717
                  ------------  ------------   ------------  ------------

Expenses:
  Operating          1,425,651     1,376,740      3,809,662     3,862,970
  Interest             987,095       870,637      2,946,988     2,611,912
  Depreciation and
   amortization        445,614       445,185      1,336,845     1,335,556
                  ------------  ------------   ------------  ------------
                     2,858,360     2,692,562      8,093,495     7,810,438
                  ------------  ------------   ------------  ------------
Net loss          $   (335,159) $   (361,745)  $   (718,054) $   (780,721)
                  ============  ============   ============  ============

     As of September 30,1995 and December 31, 1994, the Partnership's share of cumulative losses to date for five and six, respectively, of the eight Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $7,246,666 and $6,405,470, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid $28,655 and $64,979 for the three and nine months ended September 30,1995, respectively, and $15,476 and $50,265 for the three and nine months ended September 30,1994, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership paid the Managing General Partner a Management Fee of $24,482 and $73,447 for the three and nine months, respectively, ended September 30,1995 and 1994.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     Capital Realty Investors-85 Limited Partnership's (the Partnership) liquidity, with unrestricted cash resources of $1,177,768 and $876,995 as of September 30,1995 and December 31, 1994, respectively, along with future cash distributions from Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership's remaining obligations with respect to its investment in Local Partnerships of $250,000, excluding purchase money notes and accrued interest, is not in excess of its capital resources. As of October 10, 1995, there are no material commitments for capital expenditures.

     As of September 30,1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $5,098,000 plus the accrued interest of $8,579,640, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $2,500,000 mature in December 1995, as discussed below. Purchase money notes in an aggregate principal amount of $230,000 mature in 1996. The remaining purchase money notes mature from 1999 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Purchase money notes relating to River Place totaling $2,500,000 plus accrued interest mature December 31, 1995. The Managing General Partner has commenced discussions with the noteholders regarding an extension and modification of purchase money note due dates. There is no assurance that any such agreement will be reached with the noteholders. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The purchase money note is nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. The amount of nonrecourse indebtedness exceeds the carrying amount of the investments in and advances to the Local Partnership; however, the investment in River Place represents approximately 78% of the Partnership's investments in and advances to Local Partnerships as of September 30,1995. In addition, for the nine months ended September 30,1995, distributions from River Place represented approximately 53% of total distributions from Local Partnerships. The Partnership's share of income from River Place for the nine months ended September 30,1995 was approximately $147,000, and the Partnership's recognized share of income from partnerships for the nine months ended September 30, 1995 was $129,595.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     As of September 30,1995 and December 31, 1994, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 and $492,900, respectively, due to local general partners, plus accrued interest on these obligations of $75,400 and $132,100, respectively.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30,1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.


                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended September 30, 1995 did not change significantly from the corresponding period in 1994. However, the Partnership's share of loss from Local Partnerships decreased for the three months ended September 30, 1995 as compared to the corresponding period in 1994 primarily due to decreased interest expense at two properties as well as increased rental income and decreased operating expense at one property, which was partially offset by an increase in interest expense at another property. Interest income for the Partnership increased as a result of higher yields on investments and higher cash balances as compared to the same three-month period in 1994. Professional fees incurred by the Partnership decreased due to lower legal expenses. Offsetting these decreases in the Partnership's net loss was an increase in purchase money note interest expense as a result of compounding interest, as well as an increase in general and administrative expenses primarily due to the recognition in the third quarter of 1994 of decreased annual report printing costs.

     The Partnership's net loss for the nine months ended September 30, 1995 increased from the corresponding period in 1994 primarily due to an increase in purchase money note interest expense and an increase in general and administrative expenses, as discussed above. Partially offsetting the increase in net loss was an increase in share of income from Local Partnerships, an increase in interest income and a decrease in professional fees, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30,1995 did not include losses of $320,030 and $841,196, respectively, compared to excluded losses of $281,120 and $843,356 for the three and nine months ended September 30,1994, respectively.

     Deerfield Partners Limited Partnership (Deerfield Apartments) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of the loan documents. The Local Partnership defaulted on its mortgage loan in 1990, and after negotiations with the Department of Housing and Urban Development (HUD), submitted a one-year workout proposal to the local HUD office, effective May 1, 1991, to which HUD did not respond. On July 1, 1992, a second one-year workout proposal was submitted, effective September 1, 1992, to which HUD did not respond. On September 17, 1993, a six-year workout proposal, effective October 1, 1993, was

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

submitted in accordance with HUD's new workout guidelines. At HUD's request, a nine-year workout proposal was submitted to HUD on April 15, 1994. This proposal was rejected by HUD. A new nine-year workout proposal was submitted to HUD on May 31, 1995. HUD rejected this proposal and notified Deerfield Apartments that HUD had offered its mortgage loan for sale in September 1995. A new mortgagee is scheduled to purchase the loan from HUD on November 10, 1995, and if the sale is completed as scheduled, could foreclose on the property. As of October 10, 1995, Deerfield Apartments had not been notified as to the intentions of the potential new mortgagee. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Deerfield Apartments not produce sufficient value to satisfy the purchase money note related to Deerfield Apartments, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. Currently, debt service payments are being made from available
cash flow in accordance with the latest proposed workout.   During 1989 and
1988, the Partnership loaned a total of $196,746 to the Local Partnership to fund operating deficits. The Partnership does not expect to advance any additional funds. The loans do not bear interest and repayment is due upon sale or refinancing of the property; however, there is no assurance that the Local Partnership will be able to repay any loans in accordance with the terms.

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of September 30,1995 and December 31, 1994, accrued interest was $194,497 and $176,778, respectively.

     Paradise Associates Limited Partnership (Paradise) was notified by HUD that HUD planned to offer Paradise's mortgage loan for sale in the Fall of 1995. If the mortgage was sold by HUD, a new mortgagee would service the loan and Paradise would no longer be subject to HUD regulatory requirements. As of October 10, 1995, Paradise had not been notified by HUD as to the status of the loan sale.

     Debt service on Springfield Apartments (Springfield) is due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Springfield was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances made by the Partnership in April 1994. As of September 30,1995 and December 31, 1994, non-interest-bearing loans to Springfield totalled $381,239 and $509,438, respectively.

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

     The letter of credit and mortgage loan on Sheridan West Limited Partnership (Semper Village) originally matured on December 20, 1994. Pursuant to an agreement dated January 1, 1995, the Resolution Trust Corporation (RTC), acting as receiver for the original mortgagee, assumed the note in lieu of mandatory redemption by drawing on the letter of credit. The RTC extended the maturity date of the letter of credit and mortgage loan to September 1, 1995. On August 30, 1995, the local general partners refinanced the existing mortgage loan with SRS Insurance Services, Inc. In connection with the refinancing, the local general partners executed a settlement agreement with the RTC to pay off the existing $10,230,000 loan for $7,855,000 plus the release of the $980,000 Bond Reserve Fund. The breakeven reserve and the operating deficit reserve, which had been held in escrow, were released at closing to the local managing general partner (who was replaced at closing, as discussed below), who in turn loaned the reserves to Semper Village to pay the refinancing closing costs. The remaining operating funds at the property were used to repay previous operating deficit loans from the local managing general partner pursuant to the local partnership agreement. The Partnership's release of the $552,979 balance in the breakeven reserve represents payment of the outstanding purchase price payable of $318,300 and related interest of $56,700. The remaining $177,979 represents an additional investment in the Local Partnership. In addition, at closing the local managing general partner was replaced with an affiliate of the Managing General Partner.

     No other significant changes in the Partnership's operations have taken place during this period.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended September 30,1995.

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


October 17, 1995                By: /s/Richard J. Palmer
-------------------------           ---------------------------------
Date                                Richard J. Palmer
                                    Senior Vice President/Finance

                                    Signing on behalf of the
                                      Registrant and as Principal
                                      Accounting Officer