Form 10-K
period 1995-12-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1996-03-27
CIK 770895

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
                              ------------------

Commission file number             0-23766
                              -----------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                   52-1388957
-------------------------------------        ----------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

11200 Rockville Pike, Rockville, Maryland               20852
-----------------------------------------    ----------------------------
(Address of principal executive offices)              (Zip Code)

                                 (301) 468-9200
-------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(d) of the Act:

                                             Name of each exchange on
    Title of each class                         which registered
---------------------------             ---------------------------------
          NONE                                       N/A

           Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
-------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

     The partnership interests of the Registrant are not traded in any market. Therefore, the partnership interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                            Page
                                                            ----
                                     PART I
                                     ------

Item 1.   Business  . . . . . . . . . . . . . . . . . .     I-1
Item 2.   Properties  . . . . . . . . . . . . . . . . .     I-5
Item 3.   Legal Proceedings . . . . . . . . . . . . . .     I-5
Item 4.   Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . .     I-5


                                     PART II
                                     -------

Item 5.   Market for the Registrant's Partnership
            Interests and Related Partnership
            Matters . . . . . . . . . . . . . . . . . .     II-1
Item 6.   Selected Financial Data . . . . . . . . . . .     II-1
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .     II-2
Item 8.   Financial Statements and Supplementary
            Data  . . . . . . . . . . . . . . . . . . .     II-9
Item 9.   Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure  . . . . . . . . . . . . . . . .     II-9


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers
            of the Registrant . . . . . . . . . . . . .     III-1
Item 11.  Executive Compensation  . . . . . . . . . . .     III-2
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .     III-4
Item 13.  Certain Relationships and Related
            Transactions  . . . . . . . . . . . . . . .     III-4


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .     IV-1

          Signatures  . . . . . . . . . . . . . . . . .     IV-3

          Exhibit Index . . . . . . . . . . . . . . . .     IV-31

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

     Capital Realty Investors-85 Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 26, 1984. On November 11, 1985, the Partnership commenced offering Beneficial Assignee Certificates (BACs) for 60,000 limited partnership interests through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership had an initial closing on December 27, 1985 and closed the offering on July 19, 1986, with a total of 21,200 BACs.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships). As of December 31, 1995, the Partnership has invested in eight Local Partnerships. The original objectives of such investments, not necessarily in order of importance, were to:

     (1)  preserve and protect the Partnership's capital;
     (2) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners may use to offset income from other sources;
     (3) provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes;
     (4)  provide cash distributions from rental operations; and
     (5) provide cash distributions from sale or refinancing of the Partnership's investments.

     See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage loans and mortgage insurance and/or entered into construction contracts and remain as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in six of these Local Partnerships pursuant to negotiations with these developers who act as the local general partners. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In two Local Partnerships, the Partnership has invested as a limited partner in intermediary partnerships which, in turn, have invested as limited partners in the Local Partnerships. An affiliate of the Managing General Partner of the Partnership is also typically a general partner of the six Local Partnerships and the two intermediary partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the project. Additionally, the local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

complexes.

     The following is a schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment:

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

                        SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                    IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                                       HAS AN INVESTMENT(1)


                              Mortgage
 Name and Location           Payable at          Financed and/or Insured                 Number of
of Apartment Complex        12/31/95 (2)         and/or Subsidized Under                Rental Units
--------------------        ------------      ---------------------------------         ------------
Deerfield                   $  3,560,751      Mary R. Wolfe Real Estate Manage-              100
 Mehlville, MO                                  ment Company

Devonshire                     4,591,084      Pacific Mutual                                 140
 Kirkland, WA

Paradise Foothills             6,011,943      Assigned to HUD/221(d)(4) of NHA               180
 Phoenix, AZ

The Pointe                     8,185,384      Lincoln National Life Company                  238
 El Paso, TX

River Place                    2,552,709      Highland Mortgage Company/Sec 207              213
 Birmingham, AL                                 & 203(f) of the NHA

Semper Village                 8,150,000      SRS Insurance Services, Inc.                   252
 Westminster, CO

Springfield                    6,217,694      Pacific Mutual                                 184
 Redmond, WA

Willow Creek                   2,900,858      Hartger & Willard Mortgage/221                 159
 Kalamazoo, MI              ------------        (d)(4) of NHA                           ------------

 TOTALS(3)8                 $ 42,170,423                                                   1,466
                            ============                                                ============

                       SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                   IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                                  HAS AN INVESTMENT(1) - continued

                                                                                     Average Effective Annual
                                      Units Occupied As                                   Rental Per Unit
                                  Percentage of Total Units                             for the Years Ended
                                      As of December 31,                                    December 31,
 Name and Location            ---------------------------------       -----------------------------------------------------
of Apartment Complex          1995    1994   1993   1992   1991         1995        1994       1993       1992       1991
--------------------          ----    ----   ----   ----   ----       --------    --------   --------   --------   --------
Deerfield                      98%     96%     99%    93%    94%      $  6,521    $  6,265   $  6,041   $  5,561   $  5,714
 Mehlville, MO

Devonshire                     95%     94%     94%    98%    96%         6,944       6,509      6,605      6,365      5,866
 Kirkland, WA

Paradise Foothills             95%     97%     96%    98%    97%         6,340       5,893      5,393      5,063      4,775
 Phoenix, AZ

The Pointe                     84%     97%     95%    96%    96%         6,403       6,791      6,486      6,265      6,148
 El Paso, TX

River Place                    99%     99%    100%    97%    99%         6,043       5,823      5,577      5,287      5,177
 Birmingham, AL

Semper Village                 98%     95%     92%    95%    97%         6,506       6,223      6,009      5,380      4,933
 Westminster, CO

Springfield                    97%     93%     93%    93%    93%         7,347       6,822      7,190      6,741      6,103
 Redmond, WA

Willow Creek                   91%     92%     96%    89%    97%         5,934       5,959      5,807      5,725      5,576
 Kalamazoo, MI                ----    ---    ----   ----   ----       --------    --------   --------   --------   --------

 TOTALS(3)8                    95%     95%     96%    95%    96%      $  6,505    $  6,286   $  6,139   $  5,798   $  5,537
                              ====    ===    ====   ====   ====       ========    ========   ========   ========   ========

(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 1995.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

     For additional information regarding the real estate of Local Partnerships in which the Partnership has invested, see Part IV, Schedule III - "Real Estate and Accumulated Depreciation of Local Partnerships in which Capital Realty Investors-85 has Invested."

     On December 28, 1995 and January 2, 1996, the Partnership sold 9.9% and 39.6% portions, respectively, of the Partnership's 98.99% limited partner interest in River Place, Ltd. (River Place) pursuant to an option agreement with the noteholders of the related purchase money notes. The noteholders have an

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

option to purchase the Partnership's remaining 49.49% interest in River Place in 1997. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements for additional information pertaining to the sale.

     On February 27, 1996, Deerfield Partners Limited Partnership (Deerfield) entered into a term sheet agreement with the property's first mortgage noteholder whereby Deerfield will transfer management and control of the property to the noteholder on April 1, 1996, and, at the noteholder's election, will voluntarily transfer ownership of the property to the noteholder no earlier than January 6, 1997. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements for additional information regarding the transfer of control and ownership.

ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partnership interests in Local Partnerships, Capital Realty Investors-85 Limited Partnership indirectly holds an interest in the underlying real estate. See Part 1, Item 1 and Schedule III of Part IV, Item 14 for information pertaining to these properties.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
          -------------------------------------------------
               AND RELATED PARTNERSHIP MATTERS
               -------------------------------

     (a) It is not anticipated that there will be any market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interest in the Partnership.

     (b) As of March 8, 1996, there were approximately 1,900 registered holders of BACs in the Partnership.

     (c) No distributions were declared or paid by the Partnership during 1995 or 1994. The Partnership received distributions of $327,334 and $232,536 from Local Partnerships during 1995 and 1994, respectively.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                                      For the years ended December 31,
                                                 1995            1994             1993             1992             1991
                                             ------------    ------------     ------------     ------------     ------------
Share of income (loss) from
  partnerships                               $    242,074    $      3,418     $   (209,453)    $   (458,564)    $   (569,747)
Interest income                                   105,874          77,539           70,272           99,661          146,238
Expenses                                       (2,040,088)     (1,706,239)      (1,650,573)      (1,568,552)      (1,450,361)
Extraordinary gain on disposition
  of investment in partnership or
  forgiveness of accrued interest               1,080,485              --          585,196               --               --
                                             ------------    ------------     ------------     ------------     ------------
Net loss                                     $   (611,655)   $ (1,625,282)    $ (1,204,558)    $ (1,927,455)    $ (1,873,870)
                                             ============    ============     ============     ============     ============

Loss allocated to BAC Holders (96%)          $   (587,189)   $ (1,560,270)    $ (1,156,377)    $ (1,850,357)    $ (1,798,916)
                                             ============    ============     ============     ============     ============

Loss per BAC outstanding                     $     (27.70)   $     (73.60)    $     (54.55)    $     (87.28)    $     (84.85)
                                             ============    ============     ============     ============     ============

Cash distributions per BAC
  outstanding                                $         --    $         --     $         --     $         --     $         --
                                             ============    ============     ============     ============     ============

BACs outstanding                                   21,200          21,200           21,200           21,200           21,200
                                             ============    ============     ============     ============     ============

Total assets                                 $  5,054,010    $  5,750,786     $  6,061,831     $  6,825,161     $  7,512,191
                                             ============    ============     ============     ============     ============

Total remaining amounts due on
  investments, including accrued
  interest on purchase price,
  purchase money notes and
  due to local general partners              $ 13,036,744    $ 13,139,795     $ 11,807,278     $ 11,371,809     $ 10,204,451
                                             ============    ============     ============     ============     ============

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1995, the Partnership had approximately 1,900 investors, who subscribed to a total of 21,200 BACs in the original amount of $21,200,000. The Partnership has made investments in eight Local Partnerships. The Partnership's liquidity, with unrestricted cash resources of $1,151,683 as of December 31, 1995, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership's remaining obligations with respect to its investment in Local Partnership's of $250,000, excluding purchase money notes and accrued interest, is not in excess of its capital resources. As of March 8,
1996, there are no material commitments for capital expenditures.    Statement
of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995, and has determined that the carrying amount of its cash and cash equivalents approximates fair value.

     During 1995, 1994 and 1993, the Partnership received cash distributions of $327,334, $232,536 and $125,175, respectively, from the Local Partnerships.

     The acquisition of interests in certain Local Partnerships resulted in purchase money note obligations of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature ten to fifteen years from the date of acquisition of the interests in particular Local Partnerships.

     As of December 31,1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $4,848,000 plus the accrued interest of $7,938,744, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. On December 27, 1995, purchase money notes in an aggregate principal amount of $2,500,000, which were originally scheduled to mature on December 31, 1995, were extended to February 1, 1997, as discussed below. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     As of December 31, 1995 and 1994, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 and $492,900, respectively, due to local general partners, plus accrued interest on these obligations of $75,400 and $132,100, respectively. Outstanding purchase price payable and related accrued interest of $318,300 and $56,700, respectively, were paid to the local managing general partner of Sheridan West Limited Partnership during 1995, as discussed below.

     Purchase money notes relating to River Place, Ltd. totaling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into a purchase option agreement with the noteholders which grants the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place, Ltd. over a two-year period. Under the terms of the agreement, the purchase money note maturity dates have been extended to February 1, 1997, with interest to accrue from January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations (5.65% at January 1, 1996), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement, and is classified as an extraordinary gain on the consolidated statement of operations. On December 28, 1995, the noteholders exercised the first option, which entitled the noteholders to purchase a 9.9% interest in River Place, Ltd. from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $250,000 and $306,015, respectively, resulting in a net financial statement gain and a net tax gain of $258,957 and $470,855, respectively, in 1995. On January 2, 1996, the noteholders exercised the second option and purchased an additional 39.6% interest in River Place, Ltd. from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $1,000,000 and $1,661,553, respectively, resulting in a net financial statement gain and a net tax gain of $1,472,332 and $2,320,873, respectively, in 1996. The noteholders have one additional option remaining as part of the agreement, pursuant to which they may purchase the Partnership's remaining interest in River Place, Ltd. in exchange for the forgiveness of the remaining purchase money note principal in the aggregate amount of $1,250,000, plus the related accrued interest. The remaining option must be exercised, if at all, between January 3, 1997 and February 1, 1997. If the noteholders exercise their final option prior to its expiration, the Partnership would no longer have an ownership interest in the Local Partnership, and in accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, would transfer its .01% general partner interest in River Place, Ltd. to the noteholders and/or their assignees. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place, Ltd. will be applied towards any unforgiven purchase money note interest accrued prior to December 31, 1994. On December 28, 1995, the noteholders paid a fee in escrow to the Partnership of $35,000, which will be released to the Partnership upon the execution or expiration of the final option by the noteholders. There is no assurance that the noteholders will exercise the final option prior to its expiration date. The investment in River Place, Ltd. represented approximately 78% of the Partnership's investments in and advances to Local Partnerships as of December 27, 1995. In addition, for the period ended December 31, 1995, distributions from River Place, Ltd. represented approximately 51% of total distributions from Local Partnerships. The Partnership's share of income from River Place, Ltd. for the period ended December 31, 1995 represented approximately 80% of the total share of income

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

recognized from Local Partnerships.

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,288, respectively. As of March 8, 1996, principal and accrued interest totalling $230,000 and $377,319, respectively, were due. The Managing General Partner has made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage workout agreement on May 31, 2003, as discussed below. As of March 8, 1996, the noteholders had not accepted nor rejected the offer, but had expressed an interest in discussing the offer in more detail with the Managing General Partner. There is no assurance that the noteholders will reach an agreement of any kind with the Managing General Partner. Therefore, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     As a result of recurring operating deficits and the discontinuance of the funding of the deficits by the local general partner, Paradise Foothills defaulted on its mortgage loan in August 1989. The local general partner failed at previous attempts to negotiate a workout, and under the terms of the co-insurance agreement, the loan was assigned to the Department of Housing and Urban Development (HUD) on July 3, 1991. From May 1992 through April 1994, the local general partners submitted various workout proposals to HUD. Effective June 1, 1994, a nine-year workout proposal that was submitted to HUD on April 11, 1994 was approved.

     Paradise Foothills was notified by HUD that HUD had sold Paradise Foothills' mortgage loan in September 1995. A new mortgagee now services the loan and Paradise Foothills is no longer subject to HUD regulatory requirements. Paradise Foothills continues to pay the mortgage based on the nine-year workout approved by HUD.

     SFAS 107 requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. With the exception of the purchase money note relating to Deerfield Apartments, the Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to:
(1) the lack of an active market for this type of financial instrument, (2) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (3) the excessive costs associated with an independent appraisal of the purchase money notes. The purchase money note relating to Deerfield Apartments is estimated to have no fair value as a result of the anticipated foreclosure upon the property by the property's first mortgage

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

noteholder, as discussed below.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1995, the receipt of distributions from partnerships was adequate to support operating cash requirements.

     In 1994, the receipt of distributions from partnerships and the repayment of advances to partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss decreased in 1995 from 1994 primarily due to the extraordinary gain on disposition of a portion of the Partnership's investment in River Place, Ltd., as discussed above. Contributing to the decrease in net loss was an increase in share of income from Local Partnerships as a result of distributions received from one Local Partnership and a repayment of advances to one Local Partnership which were in excess of the Partnership's basis in the respective investments. Partially offsetting the decrease in net loss was an increase in purchase money note interest expense as a result of compounding interest. Also partially offsetting the decrease in net loss was an increase in amortization expense due to the write-down of acquisition fees and property purchase costs relating to Deerfield in order to record the investment at its net realizable value, as discussed below.

     The Partnership's net loss increased in 1994 from 1993 primarily due to the forgiveness of accrued interest on The Pointe's purchase money note in 1993. Contributing to the increase in net loss was an increase in purchase money note interest expense as a result of compounding interest. Partially offsetting the increase in net loss was an increase in share of income from the Local Partnerships principally due to a decrease in operating expenses at several properties and an increase in rental revenues at two properties. Also partially offsetting the increase in net loss was a decrease in general and administrative expenses primarily due to the payment of 1992 expenses in 1993 and a decrease in annual report printing costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1995, 1994 and 1993 did not include losses of $610,490, $484,769 and $1,015,327,
respectively.   The Partnership's net loss recognized from the Local
Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase.
Distributions of $56,886 received from one Local Partnership during 1995 was offset against the year's recorded losses because this amount was in excess of the Partnership's investment. During 1994 and 1993, no distributions were received which were in excess of the Partnership's investment.

     Deerfield Partners Limited Partnership (Deerfield) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

its obligations under the terms of the loan documents. The Local Partnership defaulted on its mortgage loan in 1990, and after negotiations with HUD, submitted a one-year workout proposal to the local HUD office, effective May 1, 1991, to which HUD did not respond. On July 1, 1992, a second one-year workout proposal was submitted, effective September 1, 1992, to which HUD did not respond. On September 17, 1993, a six-year workout proposal, effective October 1, 1993, was submitted in accordance with HUD's new workout guidelines. At HUD's request, a nine-year workout proposal was submitted to HUD on April 15, 1994. This proposal was rejected by HUD. A new nine-year workout proposal was submitted to HUD on May 31, 1995. HUD rejected this proposal and notified Deerfield that HUD had offered its mortgage loan for sale in September 1995. A new mortgagee purchased the loan from HUD on November 16, 1995. On November 16, 1995, the Local Partnership received a notice of default, acceleration and assignment of rents from the new mortgagee. The new mortgagee was scheduled to foreclose on the property on December 21, 1995. In order to protect its assets, the Local Partnership filed for bankruptcy protection under Chapter 11 in the State of Maryland on December 20, 1995. The new mortgagee filed motions with the bankruptcy court for dismissal and for relief from stay. A hearing on these motions was originally scheduled for January 23, 1996, however, a continuance was granted as the Local Partnership and the new mortgagee discussed settlement options. On February 27, 1996, Deerfield entered into a term sheet agreement with the new mortgagee whereby Deerfield will transfer management and control of the property to the new mortgagee on April 1, 1996, and, at the new mortgagee's election, will voluntarily transfer ownership of the property to the new mortgagee no earlier than January 6, 1997, without further consideration. Any and all future net cash flow generated by the property prior to the transfer of ownership, as defined in the term sheet agreement, will be applied towards outstanding accrued interest on the defaulted first mortgage loan. There were no cash distributions received by the Partnership from the property during 1995, 1994 or 1993. During 1989 and 1988, the Partnership loaned a total of $196,746 to the Local Partnership to fund operating deficits. The Partnership advanced net funds of $2,341 and $3,659 in December 1995 and February 1996, respectively, to fund operating deficits while the Local Partnership was seeking bankruptcy protection. The Partnership does not expect to advance any additional funds. The loans do not bear interest and repayment is due upon the disposition of the property; however, there is no assurance that the Local Partnership will be able to repay any loans in accordance with the terms.

     The reports of the auditors on the financial statements of Deerfield for the years ended December 31, 1995, 1994 and 1993 indicate that substantial doubt exists about the ability of this Local Partnership to continue as a going concern due to the property's recurring operating deficits and the Local Partnership's default on its mortgage. The anticipated transfer of the Local Partnership's ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. The Partnership's investment in Deerfield had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Deerfield were fully amortized as of December 31, 1995 in order to record the investment at its net realizable value. Therefore, since the investment in Deerfield is not expected to produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Partnership. Thus, the complete loss of this investment will not have a material impact on the operations of the Partnership.

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of December 31, 1995 and December 31, 1994, accrued interest was $200,402 and $176,778, respectively.

     Effective July 1, 1993, the Springfield Apartments (Springfield) first mortgage loan was extended to June 30, 1996. As of December 31, 1995, the Partnership had advanced the funds necessary to cover the lender's closing costs of $4,022 and property painting costs required by the lender of $34,000. Further, debt service is due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Springfield was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances made by the Partnership in April 1994. As of December 31, 1995 and 1994, non-interest-bearing loans to Springfield totalled $354,239 and $509,438, respectively. The Local Partnership is currently investigating its refinancing options in connection with the expiration of the first mortgage loan extension. There is no assurance that Springfield will be able to repay any loans in accordance with the terms, or that new financing will be obtained upon expiration of the first mortgage loan extension.

     Effective August 1, 1993, the Devonshire Apartments (Devonshire) first mortgage loan was extended to July 31, 1996. As of December 31, 1995, the Partnership had advanced the funds necessary to cover the lender's closing costs of $2,293. Further, debt service is due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $10,000 per month to Devonshire in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Devonshire was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Devonshire began repaying a portion of the non-interest-bearing advances made by the Partnership in July 1994. As of December 31, 1994, non-interest-bearing loans to Devonshire totalled $30,500. Devonshire paid off the balance of its loans in January 1995. The Local Partnership is currently investigating its refinancing options in connection with the expiration of the first mortgage loan extension. There is no assurance that Devonshire will be able to obtain new financing upon expiration of the first mortgage loan extension.

     The letter of credit and mortgage loan on Sheridan West Limited Partnership (Semper Village) originally matured on December 20, 1994. Pursuant to an agreement dated January 1, 1995, the Resolution Trust Corporation (RTC), acting as receiver for the original mortgagee, assumed the note in lieu of mandatory redemption by drawing on the letter of credit. The RTC extended the maturity date of the letter of credit and mortgage loan to September 1, 1995. On August

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

31, 1995, the local general partners refinanced the existing mortgage loan with SRS Insurance Services, Inc. In connection with the refinancing, the local general partners executed a settlement agreement with the RTC to pay off the existing $10,230,000 loan for $7,855,000 plus the release of the $980,000 Bond Reserve Fund. The breakeven reserve and the operating deficit reserve, which had been held in escrow, were released at closing to the local managing general partner (who was replaced at closing, as discussed below), who in turn loaned the reserves to Semper Village to pay the refinancing closing costs. The remaining operating funds at the property were used to repay previous operating deficit loans from the local managing general partner pursuant to the local partnership agreement. The Partnership's release of the $552,979 balance in the breakeven reserve represents payment of the outstanding purchase price payable of $318,300 and related interest of $56,700. The remaining $177,979 represents an additional investment in the Local Partnership. In addition, at closing the Local Managing General Partner was replaced with an affiliate of the Managing General Partner.

                                    Inflation
                                    ---------

     Inflation allows for increases in rental rates, usually offsetting any higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed rate long-term financing under which the real property investments were purchased. Future inflation could allow for appreciated values of the Local Partnerships' properties over an extended period of time as rental revenues and replacement values gradually increase.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1995.

                                                           For the years ended December 31,
                          1995                  1994                 1993                  1992                 1991
                       -----------           -----------          -----------           -----------          -----------
Combined Rental
  Revenue              $ 9,511,594           $ 9,225,786          $ 8,991,603           $ 8,482,322          $ 8,070,737

Annual Percentage
  Increase                           3.1%                  2.6%                 6.0%                  5.1%


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          The information required by this item is contained in Part IV.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

          None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

(a), (b) and
  (c) The Partnership has no directors, executive officers or significant employees of its own.

(a), (b), (c)
  and (e) The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 59, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 49, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Richard J. Palmer, 44, Senior Vice President-Chief Financial Officer. Prior to joining CRI in 1983 as Director of Tax Policy, he was a Tax Manager at Grant Thornton (formerly Alexander Grant & Company). He also served in the Tax and Audit Departments of Peat, Marwick, Main and Company (formerly Peat, Marwick, Mitchell and Company) prior to his seven years at Grant Thornton. He holds a Bachelor of Business Administration degree from the Florida Atlantic University and is also a Certified Public Accountant.














                                      III-1

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Ronald W. Thompson, 49, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.

Susan R. Campbell, 37, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 40, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctorate from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c) and (d)

     The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is included in Notes 3 and 4 to the financial statements contained in Part IV, Item 14.

     Additionally, the General Partners may receive an annual distribution from the Partnership if there is cash available for distribution, as defined in the Partnership Agreement. The General Partners are also entitled to the following payments:

     (1) Annual incentive management fee for managing the affairs and business of the Partnership in an amount not to exceed .50% of equity payments, including the Partnership's allocable share of the mortgages, payable in an annual amount equal to $97,930. The incentive management fee

                                      III-2

                                    PART III
                                    --------


ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

          for each of the years ended December 31, 1995, 1994 and 1993 amounted to $97,930.

     (2) 12% in the aggregate to the General Partners and the Initial Limited Partner, and 3% to the Special Limited Partner of sale and refinancing proceeds remaining after (i) the investors have received a return of all their capital contributions; (ii) the Special Limited Partner has received 1% of the sale and refinancing proceeds calculated on the amount available prior to the return of capital contributions to the investors; (iii) the investors have received an additional amount equal to a cumulative noncompounded annual 6% return per annum on the Assignor Limited Partner's and any Beneficial Assignee Certificate Holders' capital contribution commencing in 1987, as may be adjusted by the Tax Bracket Adjustment Factor, reduced by prior distributions of net cash flow to the investors; (iv) the General Partners and the Special Limited Partner have received the property disposition fees described below; and (v) the General Partners, Initial Limited Partner and the Special Limited Partner have received an amount equal to any unpaid Deferred Cash Flow Return. The General Partners, Initial Limited Partner and Special Limited Partner also will receive a return of their capital contributions and the General Partners will receive repayment of any loans made to the Partnership. No sale or refinancing proceeds were paid to the General Partners during the years ended December 31, 1995, 1994 and 1993.

     (3) 1% of the aggregate selling prices including any amounts previously unpaid upon prior sales of all Local Partnership interests or substantially all of the Local Partnership interest or the apartment complexes, payable after the limited partners have received a return of all their capital contributions. Property disposition fees and any other commissions or fees payable upon the sale of apartment complexes shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes. No such amounts were paid to the General Partners during the years ended December 31, 1995, 1994 and 1993.

     (e)  Termination of employment and change in control arrangements.

          None.


















                                      III-3

                                    PART III
                                    --------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding BACs at December 31, 1995.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of December 31, 1995, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership's General Partner.


              Name of                 Amount and Nature       % of total
          Beneficial Owner         of Beneficial Ownership   Units issued
          ----------------         -----------------------   ------------

          William B. Dockser                 None                  0%
          H. William Willoughby              None                  0%
          All Directors and Officers
            as a Group (6 persons)           None                  0%

     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with management and others.

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to consolidated financial statements, which contains disclosure of related party transactions, is also incorporated herein by reference.








                                      III-4

                                    PART III
                                    --------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued

     (b)  Certain business relationships.

          The Partnership's response to Item 13(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the officers and directors of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 13(a).

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.










































                                      III-5

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          -------------------------------------------------------
               FORM 8-K
               --------

(a) 1.    Financial Statements                                     Page
          --------------------                                     ----

          Report of Independent Certified Public
            Accountants - Capital Realty Investors-85
            Limited Partnership                                    IV-4

          Reports of Independent Certified Public
            Accountants - Local Partnerships in which
            Capital Realty Investors-85 Limited Part-
            nership has invested                                   IV-5

          Consolidated Balance Sheets as of December 31,
            1995 and 1994                                          IV-6

          Consolidated Statements of Operations for
            the years ended December 31, 1995, 1994
            and 1993                                               IV-7

          Consolidated Statements of Changes in
            Partners' Deficit for the years ended
            December 31, 1995, 1994 and 1993                       IV-8

          Consolidated Statements of Cash Flows for
            the years ended December 31, 1995, 1994
            and 1993                                               IV-9

          Notes to Consolidated Financial Statements               IV-10

(a)  2.   Financial Statement Schedules
          -----------------------------

          Included in Part IV of this report are the following schedules for the year ended December 31, 1995, which are applicable to the Local Partnerships in which Capital Realty Investors-85 Limited Partnership has invested:

          Report of Independent Certified Public Accountants
            on Financial Statement Schedule                        IV-27

          Schedule III - Real Estate and Accumulated
            Depreciation                                           IV-28

             The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          -------------------------------------------------------
               FORM 8-K - Continued
               --------

(a) 3.    Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K).

          Exhibit No. 3.  - Articles of Incorporation and bylaws.

          a. Certificate of Limited Partnership of Capital Realty Investors-85 Limited Partnership. (Incorporated by reference from Exhibit 4 to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985).

          Exhibit No. 4. - Instruments defining the rights of security holders, including indentures.

          a. Limited Partnership Agreement of Capital Realty Investors-85 Limited Partnership. (Incorporated by reference from Exhibit 4 to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985).

          Exhibit No. 10.  - Material contracts

          a. Management Services Agreement between CRI and Capital Realty Investors-85 Limited Partnership. (Incorporated by reference from Exhibit 10B to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985).

          Exhibit No. 27 - Financial Data Schedule

          Exhibit No. 99 - Additional Exhibits

          a. Prospectus of the Partnership, dated November 11, 1985. (Incorporated by reference to the Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985).

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended December 31, 1995.

(c)       Exhibits
          --------

          The list of Exhibits required by Item 601 of Regulation S-K is included in Item (a) 3., above.

(d)       Financial Statement Schedules
          -----------------------------

          See Item (a) 2., above.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Capital Realty Investors-85
                                     Limited Partnership


                                   By:  C.R.I., Inc.
                                        General Partner



March 26, 1996                     /s/ William B. Dockser
---------------------------        --------------------------------
DATE                               William B. Dockser, Director
                                   Chairman of the Board and
                                     Treasurer and Principal
                                     Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 26, 1996                     /s/ H. William Willoughby
---------------------------        --------------------------------
DATE                               H. William Willoughby
                                   Director, President and
                                     Secretary



March 26, 1996                     /s/ Richard J. Palmer
---------------------------        --------------------------------
DATE                               Richard J. Palmer
                                   Senior Vice President,
                                     Chief Financial Officer,
                                     Principal Financial and
                                     Principal Accounting Officer

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                               PUBLIC ACCOUNTANTS
                               ------------------

To the Partners
Capital Realty Investors-85
  Limited Partnership

     We have audited the consolidated balance sheets of Capital Realty Investors-85 Limited Partnership as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for six of the Local Partnerships in 1995, 1994 and 1993, which are accounted for as described in
Note 1d. The financial statements of these Local Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-85 Limited Partnership as of December 31, 1995 and 1994, and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.


                                                              Grant Thornton LLP

Vienna, VA
March 8, 1996

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                CAPITAL REALTY INVESTORS - 85 LIMITED PARTNERSHIP

                                  HAS INVESTED*









* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-85 Limited Partnership has invested were filed in paper format under Form SE on March 26, 1996, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted December 21, 1995.

                             CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                         CONSOLIDATED BALANCE SHEETS

                                                    ASSETS

                                                                                            December 31,
                                                                                      1995              1994
                                                                                  ------------      ------------
Investments in and advances to partnerships                                       $    826,468      $  3,751,252
Investment in partnership held for sale                                              2,675,447                --
Cash and cash equivalents                                                            1,151,683           876,995
Escrow and cash reserves                                                                    --           531,069
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $131,928 and $124,464 respectively                       200,609           299,536
Property purchase costs, net of accumulated amortization of
  $139,879 and $124,855, respectively                                                  196,459           291,327
Other assets                                                                             3,344               607
                                                                                  ------------      ------------
     Total assets                                                                 $  5,054,010      $  5,750,786
                                                                                  ============      ============

                                     LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                $  5,022,600      $  5,590,900
Accrued interest payable                                                             8,014,144         7,548,895
Accounts payable and accrued expenses                                                   78,576            60,646
                                                                                  ------------      ------------
    Total liabilities                                                               13,115,320        13,200,441
                                                                                  ------------      ------------
Commitments and contingencies

Partners' capital (deficit)
  Capital paid in:
    General Partners                                                                     2,000             2,000
    Limited Partners                                                                21,202,500        21,202,500
                                                                                  ------------      ------------
                                                                                    21,204,500        21,204,500
  Less:
    Offering costs                                                                  (2,570,535)       (2,570,535)
    Accumulated loss                                                               (26,695,275)      (26,083,620)
                                                                                  ------------      ------------
    Total partners' deficit                                                         (8,061,310)       (7,449,655)
                                                                                  ------------      ------------
    Total liabilities and partners' deficit                                       $  5,054,010      $  5,750,786
                                                                                  ============      ============










                                The accompanying notes are an integral
                           part of these consolidated financial statements.

                          CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the years ended December 31,
                                                                   1995            1994           1993
                                                                -----------     -----------    -----------
Share of income (loss) from  partnerships                       $   242,074     $     3,418    $  (209,453)
                                                                -----------     -----------    -----------
Other revenue and expenses:
  Revenue
    Interest income                                                 105,874          77,539         70,272
                                                                -----------     -----------    -----------
  Expenses
    Interest                                                      1,668,558       1,417,693      1,320,665
    General and administrative                                      122,172          92,920        142,920
    Professional fees                                                72,368          69,689         61,051
    Management fee                                                   97,930          97,930         97,930
    Amortization                                                     79,060          28,007         28,007
                                                                -----------     -----------    -----------
                                                                  2,040,088       1,706,239      1,650,573
                                                                -----------     -----------    -----------
Total other revenue and expenses                                 (1,934,214)     (1,628,700)    (1,580,301)
                                                                -----------     -----------    -----------
Net loss before extraordinary gain on disposition of
  investment in partnership or forgiveness of accrued
  interest                                                       (1,692,140)     (1,625,282)    (1,789,754)
                                                                -----------     -----------    -----------
Extraordinary gain on disposition of investment in
  partnership or forgiveness of accrued interest                  1,080,485              --        585,196
                                                                -----------     -----------    -----------
Net loss                                                        $  (611,655)    $(1,625,282)   $(1,204,558)
                                                                ===========     ===========    ===========
Loss allocated to General Partners (1.51%)                      $    (9,236)    $   (24,542)   $   (18,188)
                                                                ===========     ===========    ===========
Loss allocated to Initial and Special Limited
  Partners (2.49%)                                              $   (15,230)    $   (40,470)   $   (29,993)
                                                                ===========     ===========    ===========
Loss allocated to BAC Holders (96%)                             $  (587,189)    $(1,560,270)   $(1,156,377)
                                                                ===========     ===========    ===========
Loss per BAC based on 21,200 BACs outstanding                   $    (27.70)    $    (73.60)   $    (54.55)
                                                                ===========     ===========    ===========














                              The accompanying notes are an integral
                         part of these consolidated financial statements.

                       CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                     For the years ended December 31, 1995, 1994 and 1993


                                                                         Initial and
                                                                           Special       Additional
                                                           General         Limited         Limited
                                                           Partners        Partners        Partners          Total
                                                          -----------    -----------     ------------    ------------
Partners' deficit
  January 1, 1993                                         $  (349,132)   $  (576,519)    $ (3,694,164)   $ (4,619,815)

  Net loss                                                    (18,188)       (29,993)      (1,156,377)     (1,204,558)
                                                          -----------    -----------     ------------    ------------

Partners' deficit
  December 31, 1993                                          (367,320)      (606,512)      (4,850,541)     (5,824,373)

  Net loss                                                    (24,542)       (40,470)      (1,560,270)     (1,625,282)
                                                          -----------    -----------     ------------    ------------

Partners' deficit
  December 31, 1994                                          (391,862)      (646,982)      (6,410,811)     (7,449,655)

  Net loss                                                     (9,236)       (15,230)        (587,189)       (611,655)
                                                          -----------    -----------     ------------    ------------
Partners' deficit
  December 31, 1995                                       $  (401,098)   $  (662,212)    $ (6,998,000)   $ (8,061,310)
                                                          ===========    ===========     ============    ============

























                              The accompanying notes are an integral
                         part of these consolidated financial statements.

                         CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the years ended December 31,
                                                                                 1995             1994            1993
                                                                             ------------     ------------    ------------
Cash flows from operating activities:
  Net loss                                                                   $   (611,655)    $ (1,625,282)   $ (1,204,558)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Share of (income) loss from partnerships                                     (242,074)          (3,418)        209,453
    Increase in accrued interest receivable on advances
      to partnerships                                                             (23,625)         (23,625)        (23,625)
    Payment of purchase money note interest                                       (19,066)         (85,176)       (300,000)
    Amortization of deferred costs                                                 79,060           28,007          28,007
    Extraordinary gain on forgiveness of accrued interest                              --               --        (585,196)
    Extraordinary gain on disposition of investment
      in partnership                                                           (1,080,485)              --              --
    Changes in assets and liabilities:
      (Increase) decrease in other assets                                          (2,737)             945           3,806
      Increase in accrued interest payable                                      1,668,558        1,417,693       1,320,665
      Increase (decrease) in accounts payable and accrued
        expenses                                                                   17,930          (18,280)          5,759
                                                                             ------------     ------------    ------------

         Net cash used in operating activities                                   (214,094)        (309,136)       (545,689)
                                                                             ------------     ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                      327,334          232,536         125,175
  Decrease (increase) in deposits and cash reserves                               531,069          (17,556)        123,164
  Repayment of advances to partnerships                                           216,950           99,618        (108,544)
  Investments in and advances to partnerships                                    (211,571)              --              --
  Sale of short-term investments, net                                                  --               --         700,000
                                                                             ------------     ------------    ------------

         Net cash provided by investing activities                                863,782          314,598         839,795
                                                                             ------------     ------------    ------------
Cash flows from financing activities:
  Payment of purchase price payable                                              (318,300)              --              --
  Payment of interest on purchase price payable                                   (56,700)              --              --
                                                                             ------------     ------------    ------------
         Net cash used in financing activities                                   (375,000)              --              --
                                                                             ------------     ------------    ------------

Net increase in cash and cash equivalents                                         274,688            5,462         294,106

Cash and cash equivalents, beginning of year                                      876,995          871,533         577,427
                                                                             ------------     ------------    ------------

Cash and cash equivalents, end of year                                       $  1,151,683     $    876,995    $    871,533
                                                                             ============     ============    ============




                             The accompanying notes are an integral
                        part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-85 Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on December 26, 1984 and shall continue until December 31, 2039, unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships) which own and operate apartment complexes.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited Partnership-V, a limited partnership which includes certain officers and former employees of CRI. The Special Limited Partner is Two Broadway Associates, a limited partnership which includes an affiliate and employees of Merrill Lynch, Pierce, Fenner & Smith, Incorporated.

          The Partnership sold 21,200 BACs at $1,000 per BAC through a public offering. The offering period was terminated on July 19, 1986.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     c.   Principles of consolidation
          ---------------------------

          These financial statements include the accounts of two intermediary limited partnerships which have invested in two Local Partnerships which own and operate apartment complexes.

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1995 and 1994, the Partnership's share of the cumulative losses of six of the Local Partnerships exceeds the amount of the Partnership's investment in and advances to those Local Partnerships by $6,386,262 and $6,405,470, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, except as described herein, the excess losses have not been reflected in the accompanying consolidated financial statements. As of December 31, 1995 and 1994, cumulative cash distributions of $79,315 and $22,429, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships, with exception to those costs relating to River Place, Ltd. which are no longer being amortized as a result of its classification as an asset held for sale as of December 31, 1995. Those costs relating to Deerfield Partners Limited Partnership have been fully amortized as of December 31, 1995, as discussed below.

     e.   Fair value of financial instruments
          -----------------------------------

          Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995.

     f.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds,time and demand deposits, repurchase agreements and commercial paper with original maturities of three months or less. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value.

     g.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of BACs. Such costs were recorded as a reduction of partners' capital when incurred.

     h.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his personal income tax return his share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     i.   Use of estimates
          ----------------

          In preparing financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     j.   Assets held for sale
          --------------------

          On December 27, 1995, the Managing General Partner entered into a purchase option agreement for the sale of the Partnership's 98.99% limited partnership interest in River Place, Ltd. The sale is expected to be completed by February 1, 1997, as discussed below. Accordingly, the investment in this Local Partnership was classified as an investment held for sale on the balance sheet as of December 31, 1995. Assets held for sale are not recorded in excess of their estimated net realizable value.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investment in partnerships
          ---------------------------------

          As of December 31, 1995, the Partnership had acquired limited partnership interests in eight Local Partnerships, which were organized to develop, construct, own, maintain and operate multifamily apartment complexes. The remaining principal amounts due on investments in the Local Partnerships as of December 31, 1995 and 1994 are as follows:

                                              1995           1994
                                          ------------   ------------
          Due to local general partners   $    174,600   $    492,900

          Purchase money notes due:
            1995                                    --      2,500,000
            1996                               230,000        230,000
            1997                             2,500,000        250,000
            1998                                    --             --
            1999                                    --             --
            2000                                    --             --
            Thereafter                       2,118,000      2,118,000
                                          ------------   ------------
                                          $  5,022,600   $  5,590,900
                                          ============   ============

          The amounts due to local general partners of $174,600 plus accrued interest of $75,400 will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnerships' partnership agreements. The purchase money notes have stated interest rates ranging from 9% to 14%, compounded annually. The purchase money notes are payable

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. On December 27, 1995, purchase money notes in an aggregate principal amount of $2,500,000, which were originally scheduled to mature on December 31, 1995, were extended to February 1, 1997, as discussed below. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

          Interest expense on the Partnership's purchase money notes and unpaid purchase price for the years ended December 31, 1995, 1994 and 1993 was $1,668,558, $1,417,693 and $1,320,665, respectively. The accrued interest on the purchase money notes of $7,938,744 and $7,416,795 as of December 31, 1995 and 1994, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the respective Local Partnership agreements.

          Purchase money notes relating to River Place, Ltd. totaling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into a purchase option agreement with the noteholders which grants the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place, Ltd. over a two-year period. Under the terms of the agreement, the purchase money note maturity dates have been extended to February 1, 1997, with interest to accrue from January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations (5.65% at January 1, 1996), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement, and is classified as an extraordinary gain on the consolidated statement of operations. On December 28, 1995, the noteholders exercised the first option, which entitled the noteholders to purchase a 9.9% interest in River Place, Ltd. from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $250,000 and $306,015, respectively, resulting in a net financial statement gain and a net tax gain of $258,957 and $470,855, respectively, in 1995. On January 2, 1996, the noteholders exercised the second option and purchased an additional 39.6% interest in River Place, Ltd. from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $1,000,000 and $1,661,553, respectively, resulting in a net financial statement gain and a net tax

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     gain of $1,472,332 and $2,320,873, respectively, in 1996. The noteholders have one additional option remaining as part of the agreement, pursuant to which they may purchase the Partnership's remaining interest in River Place, Ltd. in exchange for the forgiveness of the remaining purchase money note principal in the aggregate amount of $1,250,000, plus the related accrued interest. The remaining option must be exercised, if at all, between January 3, 1997 and February 1, 1997. If the noteholders exercise their final option prior to its expiration, the Partnership would no longer have an ownership interest in the Local Partnership, and in accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, would transfer its .01% general partner interest in River Place, Ltd. to the noteholders and/or their assignees. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place, Ltd. will be applied towards any unforgiven purchase money note interest accrued prior to December 31, 1994. On December 28, 1995, the noteholders paid a fee in escrow to the Partnership of $35,000, which will be released to the Partnership upon the execution or expiration of the final option by the noteholders. There is no assurance that the noteholders will exercise the final option prior to its expiration date. The investment in River Place, Ltd. represented approximately 78% of the Partnership's investments in and advances to Local Partnerships as of December 27, 1995. In addition, for the period ended December 31, 1995, distributions from River Place, Ltd. represented approximately 51% of total distributions from Local Partnerships. The Partnership's share of income from River Place, Ltd. for the period ended December 31, 1995 represented approximately 80% of the total share of income reorganized from Local Partnerships.

          The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,288, respectively. As of March 8, 1996, principal and accrued interest totalling $230,000 and $377,319, respectively, were due. The Managing General Partner has made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage workout agreement on May 31, 2003, as discussed below. As of March 8, 1996, the noteholders had not accepted nor rejected the offer, but had expressed an interest in discussing the offer in more detail with the Managing General Partner. There is no assurance that the noteholders will reach an agreement of any kind with the Managing General Partner. Therefore, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

          As a result of recurring operating deficits and the discontinuance of the funding of the deficits by the local general partner, Paradise Foothills defaulted on its mortgage loan in August 1989. The local general

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     partner failed at previous attempts to negotiate a workout, and under the terms of the co-insurance agreement, the loan was assigned to the Department of Housing and Urban Development (HUD) on July 3, 1991. From May 1992 through April 1994, the local general partners submitted various workout proposals to HUD. Effective June 1, 1994, a nine-year workout proposal that was submitted to HUD on April 11, 1994 was approved.

          Paradise Foothills was notified by HUD that HUD had sold Paradise Foothills' mortgage loan in September 1995. A new mortgagee now services the loan and Paradise Foothills is no longer subject to HUD regulatory requirements. Paradise Foothills continues to pay the mortgage based on the nine-year workout approved by HUD.

          SFAS 107 requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. With the exception of the purchase money note relating to Deerfield Apartments, the Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to: (1) the lack of an active market for this type of financial instrument, (2) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (3) the excessive costs associated with an independent appraisal of the purchase money notes. The purchase money note relating to Deerfield Apartments is estimated to have no value as a result of the anticipated foreclosure upon the property by the property's first mortgage noteholder, as discussed below.

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------

          With the exception of the Partnership's investment in River Place, Ltd., as discussed above, the Partnership has a 97.99% to 98.99% interest in profits, losses and cash distribution of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership or the intermediary partnership which invests in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, six of the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. As of December 31, 1995, two of the Local Partnerships had surplus cash, as defined by the respective partnership agreement, in the amount of $351,845. During 1995, 1994 and 1993, the Partnership received cash distributions from rental operations of the Local Partnerships of $327,334, $232,536 and $125,175, respectively.

          Upon sale, refinancing or liquidation of each Local Partnership, the proceeds from the sale, refinancing or liquidation shall be distributed in accordance with the provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of: (1) all debts and liabilities of the Local Partnership and certain other items, (2) the Partnership's capital contributions plus certain specified preferred returns to the Partnership and (3) certain special distributions to general partners and related entities of the Local Partnership.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     c.   Property matters
          ----------------

          Deerfield Partners Limited Partnership (Deerfield) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of the loan documents. The Local Partnership defaulted on its mortgage loan in 1990, and after negotiations with HUD, submitted a one-year workout proposal to the local HUD office, effective May 1, 1991, to which HUD did not respond. On July 1, 1992, a second one-year workout proposal was submitted, effective September 1, 1992, to which HUD did not respond. On September 17, 1993, a six-year workout proposal, effective October 1, 1993, was submitted in accordance with HUD's new workout guidelines. At HUD's request, a nine-year workout proposal was submitted to HUD on April 15, 1994. This proposal was rejected by HUD. A new nine-year workout proposal was submitted to HUD on May 31, 1995. HUD rejected this proposal and notified Deerfield that HUD had offered its mortgage loan for sale in September 1995. A new mortgagee purchased the loan from HUD on November 16, 1995.
     On November 16, 1995, the Local Partnership received a notice of default, acceleration and assignment of rents from the new mortgagee. The new mortgagee was scheduled to foreclose on the property on December 21, 1995. In order to protect its assets, the Local Partnership filed for bankruptcy protection under Chapter 11 in the State of Maryland on December 20, 1995. The new mortgagee filed motions with the bankruptcy court for dismissal and for relief from stay. A hearing on these motions was originally scheduled for January 23, 1996, however, a continuance was granted as the Local Partnership and the new mortgagee discussed settlement options. On February 27, 1996, Deerfield entered into a term sheet agreement with the new mortgagee whereby Deerfield will transfer management and control of the property to the new mortgagee on April 1, 1996, and, at the new mortgagee's election, will voluntarily transfer ownership of the property to the new mortgagee no earlier than January 6, 1997, without further consideration. Any and all future net cash flow generated by the property prior to the transfer of ownership, as defined in the term sheet agreement, will be applied towards outstanding accrued interest on the defaulted first mortgage loan. There were no cash distributions received by the Partnership from the property during 1995, 1994 or 1993. During 1989 and 1988, the Partnership loaned a total of $196,746 to the Local Partnership to fund operating deficits. The Partnership advanced net funds of $2,341 and $3,659 in December 1995 and February 1996, respectively, to fund operating deficits while the Local Partnership was seeking bankruptcy protection. The Partnership does not expect to advance any additional funds. The loans do not bear interest and repayment is due upon the disposition of the property; however, there is no assurance that the Local Partnership will be able to repay any loans in accordance with the terms.

          The reports of the auditors on the financial statements of Deerfield for the years ended December 31, 1995, 1994 and 1993 indicate that substantial doubt exists about the ability of this Local Partnership to continue as a going concern due to the property's recurring operating deficits and the Local Partnership's default on its mortgage. The anticipated transfer of the Local Partnership's ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. The Partnership's investment in Deerfield had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     purchase costs relating to Deerfield were fully amortized as of December 31, 1995 in order to record the investment at its net realizable value. Therefore, since the investment in Deerfield is not expected to produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, the complete loss of this investment will not have a material impact on the operations of the Partnership.

          Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of December 31, 1995 and December 31, 1994, accrued interest was $200,402 and $176,778, respectively.

          Effective July 1, 1993, the Springfield Apartments (Springfield) first mortgage loan was extended to June 30, 1996. As of December 31, 1995, the Partnership had advanced the funds necessary to cover the lender's closing costs of $4,022 and property painting costs required by the lender of $34,000. Further, debt service is due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Springfield was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances made by the Partnership in April 1994. As of December 31, 1995 and 1994, non-interest-bearing loans to Springfield totalled $354,239 and $509,438, respectively. The Local Partnership is currently investigating its refinancing options in connection with the expiration of the first mortgage loan extension. There is no assurance that Springfield will be able to repay any loans in accordance with the terms, or that new financing will be obtained upon expiration of the first mortgage loan extension.

          Effective August 1, 1993, the Devonshire Apartments (Devonshire) first mortgage loan was extended to July 31, 1996. As of December 31, 1995, the Partnership had advanced the funds necessary to cover the lender's closing costs of $2,293. Further, debt service is due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $10,000 per month to Devonshire in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Devonshire was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Devonshire began repaying a portion of the non-interest-bearing advances made by the Partnership in July 1994. As of December 31, 1994, non-interest-bearing loans to Devonshire totalled $30,500. Devonshire paid off the balance of its loans in January 1995. The Local Partnership is currently investigating its refinancing options in connection with the expiration of the first mortgage loan extension. There is no assurance that Devonshire will be able to obtain new financing upon expiration of the first mortgage loan extension.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          The letter of credit and mortgage loan on Sheridan West Limited Partnership (Semper Village) originally matured on December 20, 1994. Pursuant to an agreement dated January 1, 1995, the Resolution Trust Corporation (RTC), acting as receiver for the original mortgagee, assumed the note in lieu of mandatory redemption by drawing on the letter of credit. The RTC extended the maturity date of the letter of credit and mortgage loan to September 1, 1995. On August 31, 1995, the local general partners refinanced the existing mortgage loan with SRS Insurance Services, Inc. In connection with the refinancing, the local general partners executed a settlement agreement with the RTC to pay off the existing $10,230,000 loan for $7,855,000 plus the release of the $980,000 Bond Reserve Fund. The breakeven reserve and the operating deficit reserve, which had been held in escrow, were released at closing to the local managing general partner (who was replaced at closing, as discussed below), who in turn loaned the reserves to Semper Village to pay the refinancing closing costs. The remaining operating funds at the property were used to repay previous operating deficit loans from the local managing general partner pursuant to the local partnership agreement. The Partnership's release of the $552,979 balance in the breakeven reserve represents payment of the outstanding purchase price payable of $318,300 and related interest of $56,700. The remaining $177,979 represents an additional investment in the Local Partnership. In addition, at closing the Local Managing General Partner was replaced with an affiliate of the Managing General Partner.

d.   Summarized financial information
     --------------------------------

          Summarized financial information for the Local Partnerships as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 is as follows:

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                       COMBINED BALANCE SHEETS

                                                                                       December 31,
                                                                               1995                  1994
                                                                           ------------          ------------
Rental property, at cost, net of accumulated depreciation of
  $20,289,128 and $18,558,558, respectively                                $ 31,606,503          $ 32,889,559

Land                                                                          7,481,137             7,481,137
Other assets                                                                  3,954,222             4,987,871
                                                                           ------------          ------------
      Total assets                                                         $ 43,041,862          $ 45,358,567
                                                                           ============          ============

Mortgage notes payable                                                     $ 42,170,423          $ 44,786,779
Due to general partners                                                       1,087,008               633,711
Other liabilities                                                             6,212,214             6,013,421
                                                                           ------------          ------------
      Total liabilities                                                      49,469,645            51,433,911

Partners' deficit                                                            (6,427,783)           (6,075,344)
                                                                           ------------          ------------
      Total liabilities and partners' deficit                              $ 43,041,862          $ 45,358,567
                                                                           ============          ============

                                                  COMBINED STATEMENTS OF OPERATIONS

                                                                   For the years ended December 31,
                                                           1995                1994                  1993
                                                       ------------        ------------          ------------
Revenue:
  Rental                                               $  9,511,594        $  9,225,786          $  8,991,603
  Interest                                                   75,437              90,411                63,640
  Other                                                   1,597,231             361,085               286,873
                                                       ------------        ------------          ------------
     Total revenue                                       11,184,262           9,677,282             9,342,116
                                                       ------------        ------------          ------------
Expenses:
  Operating                                               5,591,002           4,945,267             5,144,975
  Interest                                                3,746,952           3,195,793             3,482,546
  Depreciation                                            1,737,018           1,744,793             1,715,647
  Amortization                                               57,329              37,665                65,092
                                                       ------------        ------------          ------------
     Total expenses                                      11,132,301           9,923,518            10,408,260
                                                       ------------        ------------          ------------
Net income (loss)                                      $     51,961        $   (246,236)         $ (1,066,144)
                                                       ============        ============          ============

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     e.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
               net loss to income tax loss
               ---------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (1) certain revenue and the related assets are recorded when received rather than when earned; (2) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (3) a shorter life is used to compute depreciation of the property for tax purposes as permitted by Internal Revenue Service (IRS) Regulations. These returns are subject to audit and, therefore, possible adjustment by the IRS.

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to the income tax loss for the years ended December 31, 1995, 1994 and 1993 is as follows:

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                          For the years ended December 31,
                                                                 1995                1994                  1993
                                                             ------------        ------------          ------------
Financial statement net income (loss)                        $     51,961        $   (246,236)         $ (1,066,144)

Adjustments:
  Additional tax depreciation using accelerated methods,
    net of depreciation on construction period expenses
    capitalized for financial statement purposes                 (481,007)           (449,745)             (640,334)

  Amortization for financial statement purposes not
    deducted for tax purposes                                     460,907              52,524                52,524

  Forgiveness of debt and related accrued interest
    taxable for income tax purposes                                    --                  --               379,152

  Miscellaneous, net                                               23,168             (17,213)               40,629
                                                             ------------        ------------          ------------
Income tax income (loss)                                     $     55,029        $   (660,670)         $ (1,234,173)
                                                             ============        ============          ============


3.   RELATED-PARTY TRANSACTIONS

     In accordance with the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships and a fee for its services in connection with the initial management of the Partnership through 1989. The Partnership paid $424,000 in acquisition fees. The acquisition fees were capitalized and are being amortized over a thirty-year period using the straight-line method, with exceptions as discussed in Note 1(d).

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. For the years ended December 31, 1995, 1994 and 1993, the Partnership paid $86,907, $68,747 and $72,915, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses.

     The amount of the Management Fee shall be equal to .50% of equity payments, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year on a monthly basis as an operating expense before any distributions to limited partners in the amount computed as described in the Partnership Agreement, provided that such amount shall not exceed $97,930. The Partnership paid the Managing General Partner a Management Fee of $97,930 for each of the years ended December 31, 1995, 1994 and 1993.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RELATED-PARTY TRANSACTIONS - Continued

     From January 1991 through January 1994, CRICO Management Northwest, Inc. (CRICO Northwest), an affiliate of the Managing General Partner, provided property management services to Springfield and Devonshire. CRICO Management Corporation (CRICO), an affiliate of the Managing General Partner, provided consulting, accounting and other services to Deerfield from November 1993 through January 1994. Fees paid or accrued to CRICO Northwest or CRICO amounted to $5,470, $3,770 and $2,275, respectively, for the month ended January 31, 1994. Fees paid or accrued were $62,204, $45,116 and $4,610, respectively, for the year ended December 31, 1993. On February 1, 1994, CRICO Northwest and CRICO contributed their property management or consulting contracts and personnel to CAPREIT Residential Corporation (CAPREIT). CAPREIT was formed by CRI but is not currently owned or controlled by CRI and/or its affiliates. On April 12, 1995, HUD approved CAPREIT as the new Deerfield management agent.

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which the first BAC Holders were admitted were allocated to affiliates of the General Partners.
Upon admission of the first BAC Holder, such interests were reduced. The BAC Holders own 96% of the Partnership. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the projects or their rental properties shall be distributed and applied as follows:

        (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate, such debts and liabilities, in the case of a nonliquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
       (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
      (iii) except in the case of a refinancing, to each partner in an amount equal to the positive balance in his capital account as of the date of the sale, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale or refinancing and allocated pursuant to the Partnership Agreement;
       (iv) to the Assignees and BAC Holders an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds;
        (v) to the Special Limited Partner an amount equal to 1% of the sum of the sale and refinancing proceeds less the amounts set forth above;
       (vi) to the Assignees and BAC Holders, an amount for each fiscal year after 1986, equal to a noncompounded cumulative return of 6% per annum of the capital contribution paid by each Assignee and each BAC Holder, which additional amount may be increased by a Tax Bracket Adjustment Factor, and reduced, but not below zero, by distributions of net cash flow to each Assignee and BAC Holder; and to the Special and Initial Limited Partners, in the amount of their capital contributions, respectively;

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

      (vii) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
     (viii) to the General Partners in the amount of their capital contributions;
       (ix) thereafter, in equal shares to the General Partners for services to the Partnership and to the Special Limited Partner whether or not any is then a general partner or special limited partner (or their designees), an aggregate fee of 1% of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such 1% fee was not paid to the General Partners or the Special Limited Partner or their designees;
        (x) to the General Partners, the Initial Limited Partner and the Special Limited Partner an amount equal to the total of all accrued but unpaid portions of the Deferred Cash Flow Return which were previously deferred; and
       (xi) the remainder, 12% in the aggregate to the General Partners and the Initial Limited Partner (or their assignees) (11.51% to the General Partners and .49% to the Initial Limited Partner), 85% in the aggregate to the Assignees and BAC Holders, as a group (or their assignees) and 3% to the Special Limited Partner.

     Fees payable to the General Partners and the Special Limited Partner (or their designees) under (ix) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment complexes, shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes.

     If there are insufficient funds to make payment in full of all amounts, the funds then available for payment shall be allocated proportionately among the persons entitled to payment pursuant to such subsection of the Partnership Agreement. Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be accrued at 89% to the Assignees and to the BAC Holders (other than the Initial Limited Partner and Special Limited Partner), 2.5% to the Special Limited Partner, .49% to the Initial Limited Partner and 8.01% to the General Partners after payment of the Management Fee (see Note 6a), as specified in the Partnership Agreement. All cash available for distribution, as defined, shall be distributed, not less frequently than annually, as follows:


     a.   1% to the Special Limited Partner; and

     b. 89% to the Assignees and to the BAC Holders and 10% to the General Partners, Special Limited Partner,and Initial Limited Partner, except that the 10% to the General Partners, Special Limited Partner, and Initial Limited Partner shall be subordinated to the Preferred Cash Flow Return to the Assignees which is calculated to be 7.332% based on the Tax Reform Act of 1986.

     The Partnership had cash available for distribution, as defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, of approximately $100,000, $0 and $0 for the years ended December 31, 1995, 1994 and 1993, respectively. No distributions were declared or paid during the

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

years ended December 31, 1995, 1994 and 1993.

5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET LOSS TO INCOME TAX LOSS

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations; and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2e), including losses in excess of related investments amounts. These returns are subject to audit and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net loss to the income tax loss for the years ended December 31, 1995, 1994 and 1993 is as follows:

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET LOSS TO INCOME TAX LOSS - Continued


                                                                                  For the years ended December 31,
                                                                                1995             1994             1993
                                                                            ------------     ------------     ------------
Financial statement net loss                                                $   (611,655)    $ (1,625,282)    $ (1,204,558)

Adjustments:
  Differences between the income tax losses and financial
    statement losses related to the Partnership's
    equity in the Local Partnerships' losses
    (see Note 2e)                                                                601,244         (715,775)      (1,277,967)

  Amortization for financial statements purposes not
    deducted for income tax purposes                                              20,535          (23,526)         (23,702)

  Difference in gain on disposition of investment in
    partnership                                                                 (609,630)              --               --
                                                                            ------------     ------------     ------------
Income tax loss                                                             $   (599,506)    $ (2,364,583)    $ (2,506,227)
                                                                            ============     ============     ============

6.   COMMITMENTS

     Deposit held by escrow agent
     ----------------------------

          The Partnership established an escrow for Semper Village from the Partnership's outstanding capital contributions, purchase price and purchase price interest, with respect to its investment in the Local Partnership. In connection to the refinancing of the property's first mortgage, as previously discussed, the balance of the escrow of $552,979 was released to the Local Partnership on August 30, 1995. The deposit held by the escrow agent, including interest earned on the funds, amounted to $531,069 as of December 31, 1994. No funds were released to the Local Partnership during 1994 and 1993.

                          FINANCIAL STATEMENT SCHEDULE

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------
                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------


To the Partners
Capital Realty Investors-85
  Limited Partnership

     In connection with our audit of the consolidated financial statements of Capital Realty Investors-85 Limited Partnership referred to in our report dated March 8, 1996, which is included in this Form 10-K, we have also audited
Schedule III as of December 31, 1995, 1994 and 1993. We did not audit the financial statements for six of the Local Partnerships in 1995, 1994 and 1993, which are accounted for as described in Note 1d. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                              Grant Thornton LLP

Vienna, VA
March 8, 1996

                     CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
            LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED
                                PARTNERSHIP HAS INVESTED

                                   December 31, 1995


       COL. A                  COL. B                     COL. C                                  COL. D
--------------------          -------        -------------------------------         --------------------------------
                                                         Initial                           Costs Capitalized
                                                      Cost to Local                            Subsequent
                                                       Partnership                           to Acquisition
                                             --------------------------------        --------------------------------
                                                                 Building
    Description               Encum-                               and               Improvements        Carrying
Operating Properties          brances           Land           Improvements          (Adjustments)       Costs (B)
--------------------          -------        -----------       ------------          -------------      -----------
Deerfield Apartments          (A)            $   224,125       $  4,605,052          $   (419,797)      $        --
  Mehlville, MO
  (100 units-family
  apartment complex)

Devonshire                    (A)                836,846          4,686,649                71,632                --
  Kirkland, WA
  (140 units-family
  apartment complex)

Paradise Foothills            (A)              1,390,853          5,103,391                29,639                --
  Phoenix, AZ
  (180 units-family
  apartment complex)

River Place                   (A)                543,080          6,360,680               195,631                --
  Birmingham, AL
  (213 units-family
  apartment complex)

Semper Village                (A)              1,468,152          6,788,578               198,944                --
  Westminster, CO
  (252 units-family
  apartment complex)

Springfield Apartments        (A)              1,143,644          6,572,213               371,322                --
 Redmond, WA
  (184 units-family
  apartment complex)

The Pointe                    (A)                984,058         10,392,750               199,893                --
  El Paso, TX
  (238 units-family
  apartment complex)


                     CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
            LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED
                             PARTNERSHIP HAS INVESTED - Continued

                                       December 31, 1995

       COL. A                  COL. B                     COL. C                                  COL. D
--------------------          -------        -------------------------------         --------------------------------
                                                         Initial                           Costs Capitalized
                                                      Cost to Local                            Subsequent
                                                       Partnership                           to Acquisition
                                             --------------------------------        --------------------------------
                                                                 Building
    Description               Encum-                               and               Improvements        Carrying
Operating Properties          brances           Land           Improvements          (Adjustments)       Costs (B)
--------------------          -------        -----------       ------------          -------------      -----------
Willow Creek II               (A)                  5,000          3,018,599             4,605,834                --
  Kalamazoo, MI                              -----------       ------------          ------------       -----------
  (159 units-family
  apartment complex)

      Total                                  $ 6,595,758       $ 47,527,912          $  5,253,098       $        --
                                             ===========       ============          ============       ===========

              CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
       LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED
                    PARTNERSHIP HAS INVESTED - Continued

                               December 31, 1995


       COL. A                              COL. E                             COL. F      COL. G    COL. H          COL. I
--------------------     -------------------------------------------       ------------   -------   -------    ----------------
                                    Gross amount at which                                                        Life upon
                                 carried at close of period                                                      which dep-
                         -------------------------------------------                       Date                 reciation in
                                          Building                          Accumulated     of                  latest income
    Description                             and                            depreciation   Const-      Date      statement is
Operating Properties        Land        Improvements   Total (C) (D)           (D)        ruction   Acquired   computed (years)
--------------------     -----------    ------------   -------------       ------------   -------   --------   ----------------
Deerfield Apartments     $   392,044    $  4,017,336   $   4,409,380       $ (1,461,657)    1985      12/85         10-40
  Mehlville, MO
  (100 units-family
  apartment complex)

Devonshire                   836,846       4,758,281       5,595,127         (1,362,985)    1985       5/86          5-40
  Kirkland, WA
  (140 units-family
  apartment complex)

Paradise Foothills         1,390,853       5,133,030       6,523,883         (2,411,957)    1985      12/85          5-25
  Phoenix, AZ
  (180 units-family
  apartment complex)

River Place                  644,224       6,455,167       7,099,391         (2,108,615)    1985      12/85          3-30
  Birmingham, AL
  (213 units-family
  apartment complex)

Semper Village             1,468,152       6,987,522       8,455,674         (3,004,874)    1985      12/85          5-25
  Westminster, CO
  (252 units-family
  apartment complex)

Springfield Apartments     1,143,644       6,943,535       8,087,179         (1,932,717)    1985       4/86          5-40
 Redmond, WA
  (184 units-family
  apartment complex)

The Pointe                   984,058      10,592,643      11,576,701         (3,804,288)    1985      12/85         10-30
  El Paso, TX
  (238 units-family
  apartment complex)


               CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED
                       PARTNERSHIP HAS INVESTED - Continued

                                 December 31, 1995


       COL. A                              COL. E                             COL. F      COL. G    COL. H          COL. I
--------------------     -------------------------------------------       ------------   -------   -------    ----------------
                                    Gross amount at which                                                        Life upon
                                 carried at close of period                                                      which dep-
                         -------------------------------------------                       Date                 reciation in
                                          Building                          Accumulated     of                  latest income
    Description                             and                            depreciation   Const-      Date      statement is
Operating Properties        Land        Improvements   Total (C) (D)           (D)        ruction   Acquired   computed (years)
--------------------     -----------    ------------   -------------       ------------   -------   --------   ----------------

Willow Creek II              621,316       7,008,117       7,629,433         (4,202,035)    1985      12/85          5-40
  Kalamazoo, MI          -----------    ------------   -------------       ------------
  (159 units-family
  apartment complex)

      Total              $ 7,481,137    $ 51,895,631   $ 59,376,768        $(20,289,128)
                         ===========    ============   ============        ============


                  CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         OF LOCAL PARTNERSHIPS IN WHICH
          CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP HAS INVESTED

                                December 31, 1995


(A)  Secured by mortgage loans.

(B) The aggregate cost of land for federal income tax purposes is $6,992,126 and the aggregate cost of buildings and improvements for federal income tax purposes is $51,841,272. The total of the above-mentioned items is $58,833,398.

(C)  Reconciliation of real estate
     -----------------------------

                   CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

         NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           OF LOCAL PARTNERSHIPS IN WHICH
           CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP HAS INVESTED

                                 December 31, 1995


                                                             For the years ended December 31,
                                                           1995               1994               1993
                                                       ------------       ------------       ------------
Balance at beginning of period                         $ 58,929,254       $ 58,617,621       $ 58,474,568

Additions during the year:
  Acquisitions                                              456,137            317,359            127,940
  Improvements                                                   --                 --             15,113
  Deletions                                                  (8,623)            (5,726)                --
                                                       ------------       ------------       ------------
Balance at end of period                               $ 59,376,768       $ 58,929,254       $ 58,617,621
                                                       ============       ============       ============


     Reconciliation of accumulated depreciation
     ------------------------------------------


                                                             For the years ended December 31,
                                                           1995               1994               1993
                                                       ------------       ------------       ------------
Balance at beginning of period                         $ 18,558,558       $ 16,819,491       $ 15,103,844

Depreciation expense for the period                       1,737,018          1,744,793          1,715,647
Deletions                                                    (6,448)            (5,726)                --
                                                       ------------       ------------       ------------
Balance at end of period                               $ 20,289,128       $ 18,558,558       $ 16,819,491
                                                       ============       ============       ============


                                  EXHIBIT INDEX
                                  -------------


Exhibit                                               Method of Filing
-------                                         -----------------------------

27         Financial Data Schedule              Filed herewith electronically