Form 10-Q
period 1996-03-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1996-04-23
CIK 770895

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1996
                         --------------

Commission file number       0-23766
                         --------------


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Maryland                                      52-1388957
- ------------------------------------              ------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
- -----------------------------------------         ------------------------
(Address of principal executive offices)                (Zip Code)



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


         Class                        Outstanding at March 31, 1996
- --------------------------         --------------------------------------
    (Not applicable)                          (Not applicable)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1996 and
            December 31, 1995 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three months ended March 31, 1996 and 1995  . . .        2

          Consolidated Statements of Cash Flows - for the
            three months ended March 31, 1996 and 1995  . . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       11

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       16

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       16

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       17

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . .       18

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                                                              March 31,       December 31,
                                                                                                1996             1995
                                                                                            -------------     ------------
                                                                                             (Unaudited)
Investments in and advances to partnerships                                                 $     882,219     $    826,468
Investment in partnership held for sale                                                         1,486,226        2,675,447
Cash and cash equivalents                                                                       1,196,243        1,151,683
Acquisition fees, principally paid to related parties, net of accumulated amortization of $134,411 and $131,928,
  respectively                                                                                    198,126          200,609
Property purchase costs, net of accumulated amortization of
  $142,335 and $139,879, respectively                                                             194,003          196,459
Other assets                                                                                        4,384            3,344
                                                                                            -------------     ------------

      Total assets                                                                          $   3,961,201     $  5,054,010
                                                                                            =============     ============

                         LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                          $   4,022,600     $  5,022,600
Accrued interest payable                                                                        6,591,147        8,014,144
Accounts payable and accrued expenses                                                              59,397           78,576
                                                                                            -------------     ------------
      Total liabilities                                                                        10,673,144       13,115,320
                                                                                            -------------     ------------
Commitments and contingencies

Partners' capital (deficit):

Capital paid-in:
    General Partners                                                                                2,000            2,000
    Limited Partners                                                                           21,202,500       21,202,500
                                                                                            -------------     ------------
                                                                                               21,204,500       21,204,500

  Less:
    Offering costs                                                                             (2,570,535)      (2,570,535)
    Accumulated losses                                                                        (25,345,908)     (26,695,275)
                                                                                            -------------     ------------
      Total partners' deficit                                                                  (6,711,943)      (8,061,310)
                                                                                            -------------     ------------

      Total liabilities and partners' deficit                                               $   3,961,201     $  5,054,010
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                  CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                              For the three months ended
                                                                                                       March 31,
                                                                                            -------------------------------
                                                                                                1996              1995
                                                                                            ------------      ------------
Share of income from partnerships                                                           $    178,389      $     63,400
                                                                                            ------------      ------------
Other revenue and expenses:
  Revenue:
    Interest income                                                                               19,268            25,228
                                                                                            ------------      ------------
  Expenses:
    Interest                                                                                     238,556           388,329
    General and administrative                                                                    35,054            29,182
    Management fee                                                                                24,482            24,482
    Professional fees                                                                             17,591            16,732
    Amortization                                                                                   4,939             7,001
                                                                                            ------------      ------------
                                                                                                 320,622           465,726
                                                                                            ------------      ------------
       Total other revenue and expenses                                                         (301,354)         (440,498)
                                                                                            ------------      ------------

Loss before extraordinary gain on disposition of investment in partnership                      (122,965)         (377,098)

Extraordinary gain on disposition of investment in partnership                                 1,472,332                --
                                                                                            ------------      ------------
Net income (loss)                                                                              1,349,367          (377,098)

Accumulated losses, beginning of period                                                      (26,695,275)      (26,083,620)
                                                                                            ------------      ------------
Accumulated losses, end of period                                                           $(25,345,908)     $(26,460,718)
                                                                                            ============      ============

Income (loss) allocated to General Partners (1.51%)                                         $     20,375      $     (5,694)
                                                                                            ============      ============
Income (loss) allocated to Initial and Special
  Limited Partners (2.49%)                                                                  $     33,599      $     (9,390)
                                                                                            ============      ============

Income (loss) allocated to BAC Holders (96%)                                                $  1,295,393      $   (362,014)
                                                                                            ============      ============
Income (loss) per BAC based on 21,200 BACs
  outstanding                                                                               $      61.10      $     (17.08)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                              For the three months ended
                                                                                                       March 31,
                                                                                            -------------------------------
                                                                                                1996              1995
                                                                                            ------------      ------------
Cash flows from operating activities:
  Net income (loss)                                                                         $  1,349,367      $   (377,098)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of income from partnerships                                                           (178,389)          (63,400)
    Increase in accrued interest receivable on advances to
      partnerships                                                                                (4,066)           (5,906)
    Amortization of deferred costs                                                                 4,939             7,001
    Payment of purchase money note interest                                                           --           (19,066)
    Extraordinary gain on disposition of investment in partnership                            (1,472,332)               --
    Changes in assets and liabilities:
      Increase in other assets                                                                    (1,040)           (2,844)
      Increase in accrued interest payable                                                       238,556           388,329
      Decrease in accounts payable and accrued expenses                                          (19,179)          (10,538)
                                                                                            ------------      ------------
         Net cash used in operating activities                                                   (82,144)          (83,522)
                                                                                            ------------      ------------
Cash flows from investing activities:
  Increase in escrow and cash reserves                                                               --             (5,728)
  Receipt of distributions from partnerships                                                      97,372           196,834
  Repayment of advances to partnerships                                                           32,992            97,699
  Investments in and advances to partnership                                                      (3,660)               --
                                                                                            ------------      ------------
         Net cash provided by investing activities                                               126,704           288,805
                                                                                            ------------      ------------
Net increase in cash and cash equivalents                                                         44,560           205,283

Cash and cash equivalents, beginning of period                                                 1,151,683           876,995
                                                                                            ------------      ------------
Cash and cash equivalents, end of period                                                    $  1,196,243      $  1,082,278
                                                                                            ============      ============








               The accompanying notes are an integral part of
                  these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of March 31, 1996 and December 31, 1995 and its consolidated results of operations for the three months ended March 31, 1996 and 1995 and its consolidated cash flows for the three months ended March 31, 1996 and 1995.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended
December 31, 1995.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of March 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $3,848,000 plus the accrued interest of $6,515,747, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1996 and 1995 was $238,556 and $388,329, respectively. The accrued interest on the purchase money notes of $6,515,747 and $7,938,744 as of March 31, 1996 and December 31, 1995, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

     As of March 31, 1996 and December 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Purchase money notes relating to River Place, Ltd. totalling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place, Ltd. over a two-year period. Under the terms of the agreement, the purchase money note maturity dates have been extended to February 1, 1997, with interest to accrue from January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations in effect at January 1, 1996 (5.65%), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement. On December 31, 1995, the noteholders purchased a 9.9% interest in River Place, Ltd. from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $250,000 and $306,015, respectively, resulting in a net financial statement gain and a net tax gain of $258,957 and $470,855, respectively, in 1995. On January 2, 1996, the noteholders purchased an additional 39.6% interest in River Place, Ltd. from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $1,000,000 and $1,661,542, respectively, resulting in a net financial statement gain and a net tax gain of $1,472,332 and $2,320,873, respectively, in 1996. The noteholders have one additional option remaining as part of the agreement, pursuant to which they may purchase the Partnership's remaining interest in River Place, Ltd. in exchange for the forgiveness of the remaining purchase money note principal in the aggregate amount of $1,250,000, plus the related accrued interest. The remaining option must be exercised, if at all, between January 3, 1997 and February 1, 1997. If the noteholders exercise their final option prior to its expiration, the Partnership would no longer have an ownership interest in the Local Partnership, and in accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, would transfer its .01% general partner interest in River Place, Ltd. to the noteholders and/or their assignees. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place, Ltd. will be applied towards any unforgiven purchase money note interest accrued prior to December 31, 1994. Pursuant to the agreement, the noteholders or an affiliate will pay a fee into escrow to the Partnership of $35,000, which will be released to the Partnership upon the execution or expiration of the final option by the noteholders. There is no assurance that the noteholders will exercise the final option prior to its expiration date. The investment in River Place, Ltd. represented approximately 63% and 76% of the Partnership's investments in and advances to Local Partnerships as of March 31, 1996 and December 31, 1995, respectively. In addition, for the three months ended March 31, 1996 and 1995, distributions from River Place, Ltd. represented approximately 0% and 85%, respectively, of total distributions from Local Partnerships. The Partnership's share of income from River Place, Ltd. for the three months ended March 31, 1996 and 1995 represented approximately 30% and 100%, respectively, of the total share of income recognized from Local Partnerships for the respective periods.

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,288, respectively. As of April 23, 1996, principal and accrued interest totalling $230,000 and $385,142, respectively, were due. The Managing General Partner had made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

nine-year mortgage workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. As of April 17, 1996, the Managing General Partner is negotiating the terms of the agreement. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Therefore, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value due to the short-term nature of the related financial instruments. With the exception of the purchase money note relating to Deerfield Apartments, the Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to: (i) the lack of an active market for this type of financial instrument, (ii) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (iii) the excessive costs associated with an independent appraisal of the purchase money notes. The purchase money note relating to Deerfield Apartments is estimated to have no value as a result of the anticipated foreclosure upon the property by the property's first mortgage noteholder, as discussed below.

     Deerfield Partners Limited Partnership (Deerfield) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of the loan documents. The Local Partnership defaulted on its mortgage loan in 1990, and after negotiations with the Department of Housing and Urban Development (HUD), submitted a one-year workout proposal to the local HUD office, effective May 1, 1991, to which HUD did not respond. On July 1, 1992, a second one-year workout proposal was submitted, effective September 1, 1992, to which HUD did not respond. On September 17, 1993, a six-year workout proposal, effective October 1, 1993, was submitted in accordance with HUD's new workout guidelines. At HUD's request, a nine-year workout proposal was submitted to HUD on April 15, 1995. This proposal was rejected by HUD. A new nine-year workout proposal was submitted to HUD on May 31, 1995. HUD rejected this proposal and notified Deerfield that HUD had offered its mortgage loan for sale in September 1995. A new mortgagee purchased the loan from HUD on November 16, 1995. On November 16, 1995, the Local Partnership received a notice of default, acceleration and assignment of rents from the new mortgagee. The new mortgagee was scheduled to foreclose on the property on December 21, 1995. In order to protect its assets, the Local Partnership filed for bankruptcy protection under Chapter 11 in the State of

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Maryland on December 20, 1995. The new mortgagee filed motions with the bankruptcy court for dismissal and for relief from stay. A hearing on these motions was originally scheduled for January 23, 1996, however, a continuance was granted as the Local Partnership and the new mortgagee discussed settlement options. On February 27, 1996, Deerfield entered into a term sheet agreement with the new mortgagee pursuant to which Deerfield transferred management and control of the property to the new mortgagee on April 1, 1996, and, at the new mortgagee's election, will voluntarily transfer ownership of the property to the new mortgagee no earlier than January 6, 1997, without further consideration.
On March 20, 1996, the bankruptcy court dismissed the bankruptcy case, with the acquiescence of the Local Partnership, subject to the provisions of the term sheet agreement. Any and all future net cash flow generated by the property prior to the transfer of ownership will be applied towards outstanding accrued interest on the defaulted first mortgage loan. There were no cash distributions received by the Partnership from the property during the three months ended March 31, 1996 or 1995. During 1989 and 1988, the Partnership loaned a total of $196,746 to the Local Partnership to fund operating deficits. The Partnership advanced net funds of $2,341 and $3,659 in December 1995 and February 1996, respectively, to fund operating deficits while the Local Partnership was seeking bankruptcy protection. The Partnership does not expect to advance any additional funds. The loans do not bear interest and repayment is due upon the disposition of the property; however, there is no assurance that the Local Partnership will be able to repay any loans in accordance with the terms.

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

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of March 31, 1996 and December 31, 1995, accrued interest was $204,470 and $200,402, respectively.

     Effective July 1, 1993, the Springfield Apartments (Springfield) first mortgage loan was extended to June 30, 1996. As of March 31, 1996 and December 31, 1995, the Partnership had advanced the funds necessary to cover the lender's closing costs of $4,022 and property painting costs required by the lender of $34,000. Further, debt service is due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

fifteenth of the following month. The February 1994 advance to Springfield was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances made by the Partnership in April 1994. As of March 31, 1996 and December 31, 1995, non-interest-bearing loans to Springfield totalled $321,247 and $354,239, respectively. The Local Partnership is currently investigating its refinancing options in connection with the expiration of the first mortgage loan extension. There is no assurance that Springfield will be able to repay any loans in accordance with the terms, or that new financing will be obtained upon expiration of the first mortgage loan extension.

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

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         For the three months ended
                                                  March 31,
                                           1996            1995
                                       ------------    ------------
Revenue:
  Rental revenue                       $  2,378,404    $  2,301,942
  Other                                     111,274         113,676
                                       ------------    ------------
                                          2,489,678       2,415,618
                                       ------------    ------------

Expenses:
  Operating                               1,266,659       1,188,960
  Interest                                  827,641         979,947
  Depreciation and amortization             448,587         445,616
                                       ------------    ------------
                                          2,542,887       2,614,523
                                       ------------    ------------
Net loss                               $    (53,209)   $   (198,905)
                                       ============    ============

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of March 31, 1996 and December 31, 1995, the Partnership's share of cumulative losses to date for six of the eight Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $6,545,376 and $6,386,262, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid $33,228 and $19,340 for the three months ended March 31, 1996 and 1995, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses. Additionally, the Partnership paid the Managing General Partner a Management Fee of $24,482 for each of the three-month periods ended March 31, 1996 and 1995.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     Capital Realty Investors-85 Limited Partnership's (the Partnership) liquidity, with unrestricted cash resources of $1,196,243 and $1,151,683 as of March 31, 1996 and December 31, 1995, respectively, along with future cash distributions from Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership's remaining obligations with respect to its investment in Local Partnerships of $250,000, excluding purchase money notes and accrued interest, is not in excess of its capital resources. As of April 17, 1996, there are no material commitments for capital expenditures.

     As of March 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $3,848,000 plus the accrued interest of $6,515,747, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     As of March 31, 1996 and December 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

     Purchase money notes relating to River Place, Ltd. totalling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place, Ltd. over a two-year period. Under the terms of the agreement, the purchase money note maturity dates have been extended to February 1, 1997, with interest to accrue from January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations in effect at January 1, 1996 (5.65%), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement. On December 31, 1995, the noteholders purchased a 9.9% interest in River Place, Ltd. from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $250,000 and $306,015, respectively, resulting in a net financial statement gain and a net tax gain of $258,957 and $470,855, respectively, in 1995. On January 2, 1996, the noteholders purchased an additional 39.6% interest in River Place, Ltd. from the Partnership in exchange for the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

forgiveness of purchase money note principal and accrued interest of $1,000,000 and $1,661,542, respectively, resulting in a net financial statement gain and a net tax gain of $1,472,332 and $2,320,873, respectively, in 1996. The noteholders have one additional option remaining as part of the agreement, pursuant to which they may purchase the Partnership's remaining interest in River Place, Ltd. in exchange for the forgiveness of the remaining purchase money note principal in the aggregate amount of $1,250,000, plus the related accrued interest. The remaining option must be exercised, if at all, between January 3, 1997 and February 1, 1997. If the noteholders exercise their final option prior to its expiration, the Partnership would no longer have an ownership interest in the Local Partnership, and in accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, would transfer its .01% general partner interest in River Place, Ltd. to the noteholders and/or their assignees. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place, Ltd. will be applied towards any unforgiven purchase money note interest accrued prior to December 31, 1994. Pursuant to the agreement, the noteholders or an affiliate will pay a fee into escrow to the Partnership of $35,000, which will be released to the Partnership upon the execution or expiration of the final option by the noteholders. There is no assurance that the noteholders will exercise the final option prior to its expiration date. The investment in River Place, Ltd. represented approximately 63% and 76% of the Partnership's investments in and advances to Local Partnerships as of March 31, 1996 and December 31, 1995, respectively. In addition, for the three months ended March 31, 1996 and 1995, distributions from River Place, Ltd. represented approximately 0% and 85%, respectively, of total distributions from Local Partnerships. The Partnership's share of income from River Place, Ltd. for the three months ended March 31, 1996 and 1995 represented approximately 30% and 100%, respectively, of the total share of income recognized from Local Partnerships for the respective periods.

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,288, respectively. As of April 23, 1996, principal and accrued interest totalling $230,000 and $385,142, respectively, were due. The Managing General Partner had made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. As of April 17, 1996, the Managing General Partner is negotiating the terms of the agreement. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Therefore, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

For the three months ended March 31, 1996, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value due to the short-term nature of the related financial instruments. With the exception of the purchase money note relating to Deerfield Apartments, the Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to: (i) the lack of an active market for this type of financial instrument, (ii) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (iii) the excessive costs associated with an independent appraisal of the purchase money notes. The purchase money note relating to Deerfield Apartments is estimated to have no value as a result of the anticipated foreclosure upon the property by the property's first mortgage noteholder, as discussed below.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended March 31, 1996 increased from the corresponding period in 1995 primarily due to the extraordinary gain on disposition of a portion of the Partnership's investment in River Place, Ltd., as discussed above. Contributing to the increase in net income was a decrease in interest expense as a result of the forgiveness of a portion of the purchase money note principal in exchange for a portion of the Partnership's investment in River Place, Ltd., as discussed above. Also contributing to the increase in net income was an increase in share of income from Local Partnerships as a result of distributions received from one Local Partnership which was in excess of the Partnership's basis in the respective investment.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1996 did not include losses of $159,114, compared to excluded losses of $260,582 for the three months ended March 31,1995.

     Deerfield Partners Limited Partnership (Deerfield) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of the loan documents. The Local Partnership defaulted on its mortgage loan in 1990, and after negotiations with the Department of Housing and Urban Development (HUD), submitted a one-year workout proposal to the local HUD office, effective May 1, 1991, to which HUD did not respond. On July 1, 1992, a second one-year workout proposal was submitted, effective September 1, 1992, to which HUD did not respond. On September 17, 1993, a six-year workout proposal, effective October 1, 1993, was submitted in accordance with HUD's new workout guidelines. At HUD's request, a nine-year workout proposal was submitted to HUD on April 15, 1995. This proposal was rejected by HUD. A new nine-year workout proposal was submitted to HUD on May

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

31, 1995. HUD rejected this proposal and notified Deerfield that HUD had offered its mortgage loan for sale in September 1995. A new mortgagee purchased the loan from HUD on November 16, 1995. On November 16, 1995, the Local Partnership received a notice of default, acceleration and assignment of rents from the new mortgagee. The new mortgagee was scheduled to foreclose on the property on December 21, 1995. In order to protect its assets, the Local Partnership filed for bankruptcy protection under Chapter 11 in the State of Maryland on December 20, 1995. The new mortgagee filed motions with the bankruptcy court for dismissal and for relief from stay. A hearing on these motions was originally scheduled for January 23, 1996, however, a continuance was granted as the Local Partnership and the new mortgagee discussed settlement options. On February 27, 1996, Deerfield entered into a term sheet agreement with the new mortgagee pursuant to which Deerfield transferred management and control of the property to the new mortgagee on April 1, 1996, and, at the new mortgagee's election, will voluntarily transfer ownership of the property to the new mortgagee no earlier than January 6, 1997, without further consideration.
On March 20, 1996, the bankruptcy court dismissed the bankruptcy case, with the acquiescence of the Local Partnership, subject to the provisions of the term sheet agreement. Any and all future net cash flow generated by the property prior to the transfer of ownership will be applied towards outstanding accrued interest on the defaulted first mortgage loan. There were no cash distributions received by the Partnership from the property during the three months ended March 31, 1996 or 1995. During 1989 and 1988, the Partnership loaned a total of $196,746 to the Local Partnership to fund operating deficits. The Partnership advanced net funds of $2,341 and $3,659 in December 1995 and February 1996, respectively, to fund operating deficits while the Local Partnership was seeking bankruptcy protection. The Partnership does not expect to advance any additional funds. The loans do not bear interest and repayment is due upon the disposition of the property; however, there is no assurance that the Local Partnership will be able to repay any loans in accordance with the terms.

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

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of March 31, 1996 and December 31, 1995, accrued interest was $204,470 and $200,402, respectively.

     Effective July 1, 1993, the Springfield Apartments (Springfield) first mortgage loan was extended to June 30, 1996. As of March 31, 1996 and December 31, 1995, the Partnership had advanced the funds necessary to cover the lender's

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

closing costs of $4,022 and property painting costs required by the lender of $34,000. Further, debt service is due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Springfield was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances made by the Partnership in April 1994. As of March 31, 1996 and December 31, 1995, non-interest-bearing loans to Springfield totalled $321,247 and $354,239, respectively. The Local Partnership is currently investigating its refinancing options in connection with the expiration of the first mortgage loan extension. There is no assurance that Springfield will be able to repay any loans in accordance with the terms, or that new financing will be obtained upon expiration of the first mortgage loan extension.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,288, respectively. As of April 23, 1996, principal and accrued interest totalling $230,000 and $385,142, respectively, were due. The Managing General Partner had made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. As of April 17, 1996, the Managing General Partner is negotiating the terms of the agreement. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Therefore, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1996.

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


April 23, 1996                  By: /s/Richard J. Palmer
- -------------------------           ---------------------------------
Date                                Richard J. Palmer
                                    Senior Vice President/Finance

                                    Signing on behalf of the
                                      Registrant and as Principal
                                      Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
- -------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically