Form 10-Q
period 1996-06-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1996-08-05
CIK 770895

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1996
                         -------------

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


         Class                        Outstanding at June 30, 1996
- --------------------------         --------------------------------------
    (Not applicable)                          (Not applicable)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1996 and
            December 31, 1995 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three and six months ended June 30, 1996 and 1995        2

          Consolidated Statements of Cash Flows - for the
            six months ended June 30, 1996 and 1995 . . . . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       11

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       17

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       17

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       18

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . .       19

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                         CONSOLIDATED BALANCE SHEETS

                                                    ASSETS

                                                                                            June 30,          December 31,
                                                                                              1996               1995
                                                                                          -------------       ------------
                                                                                           (Unaudited)
Investments in and advances to partnerships                                               $     984,313       $    826,468
Investment in partnership held for sale                                                       1,535,703          2,675,447
Cash and cash equivalents                                                                     1,165,942          1,151,683
Acquisition fees, principally paid to related parties, net of accumulated amortization of $136,894 and $131,928,
  respectively                                                                                  195,643            200,609
Property purchase costs, net of accumulated amortization of
  $144,791 and $139,879, respectively                                                           191,547            196,459
Other assets                                                                                      1,968              3,344
                                                                                          -------------       ------------

      Total assets                                                                        $   4,075,116       $  5,054,010
                                                                                          =============       ============

                                     LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                        $   4,022,600       $  5,022,600
Accrued interest payable                                                                      6,829,292          8,014,144
Accounts payable and accrued expenses                                                            94,563             78,576
                                                                                          -------------       ------------
      Total liabilities                                                                      10,946,455         13,115,320
                                                                                          -------------       ------------
Commitments and contingencies

Partners' capital (deficit):

Capital paid-in:
    General Partners                                                                              2,000              2,000
    Limited Partners                                                                         21,202,500         21,202,500
                                                                                          -------------       ------------
                                                                                             21,204,500         21,204,500

  Less:
    Offering costs                                                                           (2,570,535)        (2,570,535)
    Accumulated losses                                                                      (25,505,304)       (26,695,275)
                                                                                          -------------       ------------
      Total partners' deficit                                                                (6,871,339)        (8,061,310)
                                                                                          -------------       ------------
      Total liabilities and partners' deficit                                             $   4,075,116       $  5,054,010
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     (Unaudited)

                                                                    For the three months ended        For the six months ended
                                                                             June 30,                          June 30,
                                                                   ----------------------------     ----------------------------
                                                                       1996            1995             1996            1995
                                                                   ------------    ------------     ------------    ------------
Share of income from partnerships                                  $    166,913    $     78,091     $    345,302    $    141,491
                                                                   ------------    ------------     ------------    ------------
Other revenue and expenses:
  Revenue:
    Interest income                                                      20,617          27,620           39,885          52,848
                                                                   ------------    ------------     ------------    ------------
  Expenses:
    Interest                                                            238,145         396,791          476,701         785,120
    General and administrative                                           44,669          25,220           79,723          54,402
    Management fee                                                       24,483          24,483           48,965          48,965
    Professional fees                                                    34,690          14,587           52,281          31,319
    Amortization                                                          4,939           7,001            9,878          14,002
                                                                   ------------    ------------     ------------    ------------
                                                                        346,926         468,082          667,548         933,808
                                                                   ------------    ------------     ------------    ------------
       Total other revenue and expenses                                (326,309)       (440,462)        (627,663)       (880,960)
                                                                   ------------    ------------     ------------    ------------

Loss before extraordinary gain on disposition
  of investment in partnership                                         (159,396)       (362,371)        (282,361)       (739,469)

Extraordinary gain on disposition of investment
  in partnership                                                             --              --        1,472,332              --
                                                                   ------------    ------------     ------------    ------------
Net (Loss) Income                                                      (159,396)       (362,371)       1,189,971        (739,469)

Accumulated losses, beginning of period                             (25,345,908)    (26,460,718)     (26,695,275)    (26,083,620)
                                                                   ------------    ------------     ------------    ------------
Accumulated losses, end of period                                  $(25,505,304)   $(26,823,089)    $(25,505,304)   $(26,823,089)
                                                                   ============    ============     ============    ============
(Loss) income allocated to General Partners (1.51%)                $     (2,406)   $     (5,472)    $     17,969    $    (11,166)
                                                                   ============    ============     ============    ============
(Loss) income allocated to Initial and Special
  Limited Partners (2.49%)                                         $     (3,969)   $     (9,023)    $     29,630    $    (18,413)
                                                                   ============    ============     ============    ============
(Loss) income allocated to BAC Holders (96%)                       $   (153,021)   $   (347,876)    $  1,142,372    $   (709,890)
                                                                   ============    ============     ============    ============
(Loss) income per BAC based on 21,200 BACs
  outstanding                                                      $      (7.21)   $     (16.41)    $      53.89    $     (33.49)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (Unaudited)


                                                                                                For the six months ended
                                                                                                        June 30,
                                                                                              ----------------------------
                                                                                                  1996            1995
                                                                                              ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                                           $  1,189,971    $   (739,469)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of income from partnerships                                                             (345,302)       (141,491)
    Increase in accrued interest receivable on advances to
      partnerships                                                                                  (9,974)        (11,813)
    Amortization of deferred costs                                                                   9,878          14,002
    Payment of purchase money note interest                                                             --         (19,066)
    Extraordinary gain on disposition of investment in partnership                              (1,472,332)             --
    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                            1,376          (2,427)
      Increase in accrued interest payable                                                         476,701         785,120
      Increase in accounts payable and accrued expenses                                             15,987           3,058
                                                                                              ------------    ------------
         Net cash used in operating activities                                                    (133,695)       (112,086)
                                                                                              ------------    ------------
Cash flows from investing activities:
  Increase in escrow and cash reserves                                                                  --         (12,389)
  Receipt of distributions from partnerships                                                       151,961         196,834
  Repayment of advances to partnerships                                                            118,194         131,699
  Investments in and advances to partnership                                                      (122,201)             --
                                                                                              ------------    ------------
         Net cash provided by investing activities                                                 147,954         316,144
                                                                                              ------------    ------------
Net increase in cash and cash equivalents                                                           14,259         204,058

Cash and cash equivalents, beginning of period                                                   1,151,683         876,995
                                                                                              ------------    ------------
Cash and cash equivalents, end of period                                                      $  1,165,942    $  1,081,053
                                                                                              ============    ============








                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of June 30, 1996 and December 31, 1995 and its consolidated results of operations for the three and six months ended June 30, 1996 and 1995 and its consolidated cash flows for the six months ended June 30, 1996 and 1995.

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of June 30, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $3,848,000 plus the accrued interest of $6,753,892, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1996 was $238,145 and $476,701, respectively, and for the three and six months ended June 30, 1995 was $396,791 and $785,120, respectively. The accrued interest on the purchase money notes of $6,753,892 and $7,938,744 as of June 30, 1996 and December 31, 1995, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of June 30, 1996 and December 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

     Purchase money notes relating to River Place, Ltd. totalling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place, Ltd. over a two-year period. Under the terms of the agreement, the purchase money note maturity dates have been extended to February 1, 1997, with interest to accrue from January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations in effect at January 1, 1996 (5.65%), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement. On December 31, 1995, the noteholders purchased a 9.9% interest in River Place, Ltd. from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $250,000 and $306,015, respectively, resulting in a net financial statement gain and a net tax gain of $258,957 and $470,855, respectively, in 1995. On January 2, 1996, the noteholders purchased an additional 39.6% interest in River Place, Ltd. from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $1,000,000 and $1,661,542, respectively, resulting in a net financial statement gain and a net tax gain of $1,472,332 and $2,320,873, respectively, in 1996. The noteholders have one additional option remaining as part of the agreement, pursuant to which they may purchase the Partnership's remaining interest in River Place, Ltd. in exchange for the forgiveness of the remaining purchase money note principal in the aggregate amount of $1,250,000, plus the related accrued interest. The remaining option must be exercised, if at all, between February 3, 1997 and March 1, 1997. If the noteholders exercise their final option prior to its expiration, the Partnership would no longer have an ownership interest in the Local Partnership, and in accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, would transfer its .01% general partner interest in River Place, Ltd. to the noteholders and/or their assignees. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place, Ltd. will be applied towards any unforgiven purchase money note interest accrued prior to December 31, 1994. Pursuant to the agreement, the noteholders or an affiliate will pay a fee into escrow to the Partnership of $35,000, which will be released to the Partnership upon the execution or expiration of the final option by the noteholders. There is no assurance that the noteholders will exercise the final option prior to its expiration date. The investment in River Place, Ltd. represented approximately 61% and 76% of the Partnership's investments in and advances to Local Partnerships as of June 30, 1996 and December 31, 1995, respectively. In addition, for the six months ended June 30, 1996 and 1995, distributions from River Place, Ltd. represented approximately 0% and 85%, respectively, of total distributions from Local Partnerships. The Partnership's share of income from River Place, Ltd. represented approximately 14% of the total share of income recognized from Local Partnerships for the three and six months ended June 30, 1996, respectively, and 100% and 86% for the three and six months ended June 30, 1995, respectively.

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30,

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,288, respectively. As of August 5, 1996, principal and accrued interest totalling $230,000 and $402,189, respectively, were due. The Managing General Partner had made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. As of August 5, 1996, the Managing General Partner is negotiating the terms of the agreement. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Should the noteholders begin foreclosure proceedings on the Partnerships interest in the related local partnership, the Partnership intends to vigorously defend any action by the noteholders.
However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Deerfield Partners Limited Partnership (Deerfield) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of the loan documents. The Local Partnership defaulted on its mortgage loan in 1990, and after negotiations with the Department of Housing and Urban Development (HUD), submitted a one-year workout proposal to the local HUD office, effective May 1, 1991, to which HUD did not respond. On July 1, 1992, a second one-year workout proposal was submitted, effective September 1, 1992, to which HUD did not respond. On September 17, 1993, a six-year workout proposal, effective October 1, 1993, was submitted in accordance with HUD's new workout guidelines. At HUD's request, a nine-year workout proposal was submitted to HUD on April 15, 1994. This proposal was rejected by HUD. A new nine-year workout proposal was submitted to HUD on May 31, 1995. HUD rejected this proposal and notified Deerfield that HUD had offered its mortgage loan for sale in September 1995. A new mortgagee purchased the loan from HUD on November 16, 1995. On November 16, 1995, the Local Partnership received a notice of default, acceleration and assignment of rents from the new mortgagee. The new mortgagee was scheduled to foreclose on the property on December 21, 1995. In order to protect its assets, the Local Partnership filed for bankruptcy protection under Chapter 11 in the State of Maryland on December 20, 1995. The new mortgagee filed motions with the bankruptcy court for dismissal and for relief from stay. A hearing on these motions was originally scheduled for January 23, 1996, however, a continuance was granted as the Local Partnership and the new mortgagee discussed settlement options. On February 27, 1996, Deerfield entered into a term sheet agreement with the new mortgagee pursuant to which Deerfield transferred management and control of the property to the new mortgagee on April 1, 1996, and, at the new mortgagee's election, will voluntarily transfer ownership of the property to the new mortgagee no earlier than January 6, 1997, without further consideration.
On March 20, 1996, the bankruptcy court dismissed the bankruptcy case, with the

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

acquiescence of the Local Partnership, subject to the provisions of the term sheet agreement. Any and all future net cash flow generated by the property prior to the transfer of ownership will be applied towards outstanding accrued interest on the defaulted first mortgage loan. On April 25, 1996, the Partnership received $81,736 which represented the release of the reserve account for the Local Partnership. During 1989 and 1988, the Partnership loaned a total of $196,746 to the Local Partnership to fund operating deficits. The Partnership advanced net funds of $2,341 and $11,202 in 1995 and 1996, respectively, to fund operating deficits while the Local Partnership was seeking bankruptcy protection. The Partnership does not expect to advance any additional funds. The loans do not bear interest and repayment is due upon the disposition of the property; however, there is no assurance that the Local Partnership will be able to repay any loans in accordance with the terms thereof.

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

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of June 30, 1996 and December 31, 1995, accrued interest was $210,376 and $200,402, respectively.

     Effective July 1, 1993, the Springfield Apartments (Springfield) first mortgage loan was extended to June 30, 1996. Springfield received a 30-day extension, thereby extending the mortgage loan to July 30, 1996. On July 17, 1996, Springfield closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.68%, up from a fixed annual percentage rate of 6.88% on the old mortgage loan. Under the old mortgage, debt service was due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Springfield was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances made by the Partnership in April 1994. During the six months ended June 30, 1996, the Partnership received $59,992 from Springfield related to these loan advances. Additionally, on April 30, 1996, the Partnership loaned $64,000 to Springfield for a good

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

faith deposit made in connection with the new mortgage loan. On July 17, 1996, the Partnership received $63,698 from Springfield representing the Local Partnership's payment to the Partnership for the good faith deposit advance. As of June 30, 1996 and December 31, 1995, non-interest-bearing loans to Springfield totalled $358,247 and $354,239, respectively. There is no assurance that Springfield will be able to repay any loans in accordance with the terms.

     Effective August 1, 1993, the Devonshire Apartments (Devonshire) first mortgage loan was extended to July 31, 1996. Devonshire received a 30-day extension, thereby extending the mortgage loan to August 31, 1996. The Local Partnership has received a commitment to enter a 10-year mortgage and is currently working towards settlement with a new lender. There is no assurance that Devonshire will be able to obtain new financing upon expiration of the mortgage loan extension. On April 30, 1996, the Partnership loaned $47,000 to Devonshire for a good faith deposit made in connection with the new mortgage loan. As of June 30, 1996, the Partnership had received full payment from Devonshire related to the advance.

     The Partnership has been informed by Equity Resources Group, Inc. (ERG), a Massachusetts limited partnership and limited partner in the Partnership, that it plans to initiate a tender offer to purchase additional BACs in the Partnership, but in no case more than a 5% interest in the Partnership. ERG has stated that it plans to make the offer for the express purpose of holding the BACs as a long-term investment and not with a view to resale. ERG has not indicated the price per BAC which it plans to offer for the BACs in the Partnership. In the event that a tender offer is initiated, the purchase price will be determined solely at the discretion of ERG and may not necessarily represent the fair market value of the BACs. The General Partner takes no position as to recommending or not recommending ERG to make an offer, nor will it take a position as to recommending or not recommending the offer to investors, in the event that an offer is made.

     Other than the potential ERG offer, it is not anticipated that there will be any other market for resale of BACs in the Partnership. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. There is no assurance that ERG will initiate a tender offer.

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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                      COMBINED STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                                For the three months ended           For the six months ended
                                                         June 30,                             June 30,
                                               -----------------------------       -----------------------------
                                                   1996            1995                1996             1995
                                               ------------    ------------        ------------     ------------
Revenue:
  Rental revenue                               $  2,386,895    $  2,321,330        $  4,765,299     $  4,623,272
  Other                                             105,593         115,292             216,867          228,968
                                               ------------    ------------        ------------     ------------
                                                  2,492,488       2,436,622           4,982,166        4,852,240
                                               ------------    ------------        ------------     ------------

Expenses:
  Operating                                       1,157,008       1,195,051           2,423,667        2,384,011
  Interest                                          827,644         979,946           1,655,285        1,959,893
  Depreciation and amortization                     448,588         445,615             897,175          891,231
                                               ------------    ------------        ------------     ------------
                                                  2,433,240       2,620,612           4,976,127        5,235,135
                                               ------------    ------------        ------------     ------------
Net gain (loss)                                $     59,248    $   (183,990)       $      6,039     $   (382,895)
                                               ============    ============        ============     ============

     As of June 30, 1996 and December 31, 1995, the Partnership's share of cumulative losses to date for five and six of the eight Local Partnerships, respectively, exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $6,978,199 and $6,386,262, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid $33,313 and $66,541 for the three and six months ended June 30, 1996, respectively, and $16,984 and $36,324 for the three and six months ended June 30, 1995, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses. Additionally, the Partnership paid the Managing General Partner a Management Fee of $24,483 and $48,965 for the three and six months, respectively, ended June 30, 1996 and 1995.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                    Business
                                    --------

     Capital Realty Investors-85 Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations contains information that may be considered forward looking. This information contains a number of risks and uncertainties, as discussed herein and in the Partnership's Annual Report filed on Form
10-K, that could cause actual results to differ materially.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,165,942 and $1,151,683 as of June 30, 1996 and December 31, 1995, respectively, along with future cash distributions from Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership's remaining obligations with respect to its investment in Local Partnerships of $250,000, excluding purchase money notes and accrued interest, is not in excess of its capital resources. As of July 26, 1996, there are no material commitments for capital expenditures.

     As of June 30, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $3,848,000 plus the accrued interest of $6,753,892, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     As of June 30, 1996 and December 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

     Purchase money notes relating to River Place, Ltd. totalling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place, Ltd. over a two-year period. Under the terms of the agreement, the purchase money note maturity dates have been extended to February 1, 1997, with interest to accrue from

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations in effect at January 1, 1996 (5.65%), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement. On December 31, 1995, the noteholders purchased a 9.9% interest in River Place, Ltd. from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $250,000 and $306,015, respectively, resulting in a net financial statement gain and a net tax gain of $258,957 and $470,855, respectively, in 1995. On January 2, 1996, the noteholders purchased an additional 39.6% interest in River Place, Ltd. from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $1,000,000 and $1,661,542, respectively, resulting in a net financial statement gain and a net tax gain of $1,472,332 and $2,320,873, respectively, in 1996. The noteholders have one additional option remaining as part of the agreement, pursuant to which they may purchase the Partnership's remaining interest in River Place, Ltd. in exchange for the forgiveness of the remaining purchase money note principal in the aggregate amount of $1,250,000, plus the related accrued interest. The remaining option must be exercised, if at all, between February 3, 1997 and March 1, 1997. If the noteholders exercise their final option prior to its expiration, the Partnership would no longer have an ownership interest in the Local Partnership, and in accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, would transfer its .01% general partner interest in River Place, Ltd. to the noteholders and/or their assignees. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place, Ltd. will be applied towards any unforgiven purchase money note interest accrued prior to December 31, 1994. Pursuant to the agreement, the noteholders or an affiliate will pay a fee into escrow to the Partnership of $35,000, which will be released to the Partnership upon the execution or expiration of the final option by the noteholders. There is no assurance that the noteholders will exercise the final option prior to its expiration date. The investment in River Place, Ltd. represented approximately 61% and 76% of the Partnership's investments in and advances to Local Partnerships as of June 30, 1996 and December 31, 1995, respectively. In addition, for the six months ended June 30, 1996 and 1995, distributions from River Place, Ltd. represented approximately 0% and 85%, respectively, of total distributions from Local Partnerships. The Partnership's share of income from River Place, Ltd. represented approximately 14% of the total share of income recognized from Local Partnerships for the three and six months ended June 30, 1996, respectively, and 100% and 86% for the three and six months ended June 30, 1995, respectively.


     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,288, respectively. As of August 5, 1996, principal and accrued interest totalling $230,000 and $402,189, respectively, were due. The Managing General Partner had made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. As of August 5, 1996, the Managing General Partner is negotiating the terms of the agreement. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Should the noteholders begin foreclosure proceedings on the Partnerships interest in the related local partnership, the Partnership intends to vigorously defend any action by the noteholders.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1996, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended June 30, 1996 decreased from the corresponding period in 1995 primarily due to a decrease in interest expense as a result of the forgiveness of a portion of the purchase money note principal in exchange for a portion of the Partnership's investment in River Place, Ltd., as discussed above. Contributing to the decrease in net loss was an increase in share of income from partnerships. The increase in share of income from partnerships is as a result of decreased interest costs at one property due to a mortgage loan refinancing during August 1995 and due to repayment of an advance received from one Local Partnership which had previously been written off. Partially offsetting the decrease in net loss was an increase in professional fees due to legal costs associated with the Deerfield bankruptcy proceedings, and increased general and administrative expenses due to increased payroll costs.

     The Partnership's net income for the six months ended June 30, 1996 increased from the corresponding period in 1995 primarily due to the extraordinary gain on disposition of a portion of the Partnership's investment in River Place, Ltd., as discussed above. Contributing to the increase in net income was a decrease in interest expense and an increase in share of income from Local Partnerships, as discussed above. Partially offsetting the increase in net income was an increase in professional fees and general and administrative expenses, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1996 did not include losses of $432,823 and 591,937, respectively, compared to excluded losses of $260,584 and $521,166 for the three and six months ended June 30, 1995, respectively.

     Deerfield Partners Limited Partnership (Deerfield) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of the loan documents. The Local Partnership

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

defaulted on its mortgage loan in 1990, and after negotiations with the Department of Housing and Urban Development (HUD), submitted a one-year workout proposal to the local HUD office, effective May 1, 1991, to which HUD did not respond. On July 1, 1992, a second one-year workout proposal was submitted, effective September 1, 1992, to which HUD did not respond. On September 17, 1993, a six-year workout proposal, effective October 1, 1993, was submitted in accordance with HUD's new workout guidelines. At HUD's request, a nine-year workout proposal was submitted to HUD on April 15, 1994. This proposal was rejected by HUD. A new nine-year workout proposal was submitted to HUD on May 31, 1995. HUD rejected this proposal and notified Deerfield that HUD had offered its mortgage loan for sale in September 1995. A new mortgagee purchased the loan from HUD on November 16, 1995. On November 16, 1995, the Local Partnership received a notice of default, acceleration and assignment of rents from the new mortgagee. The new mortgagee was scheduled to foreclose on the property on December 21, 1995. In order to protect its assets, the Local Partnership filed for bankruptcy protection under Chapter 11 in the State of Maryland on December 20, 1995. The new mortgagee filed motions with the bankruptcy court for dismissal and for relief from stay. A hearing on these motions was originally scheduled for January 23, 1996, however, a continuance was granted as the Local Partnership and the new mortgagee discussed settlement options. On February 27, 1996, Deerfield entered into a term sheet agreement with the new mortgagee pursuant to which Deerfield transferred management and control of the property to the new mortgagee on April 1, 1996, and, at the new mortgagee's election, will voluntarily transfer ownership of the property to the new mortgagee no earlier than January 6, 1997, without further consideration.
On March 20, 1996, the bankruptcy court dismissed the bankruptcy case, with the acquiescence of the Local Partnership, subject to the provisions of the term sheet agreement. Any and all future net cash flow generated by the property prior to the transfer of ownership will be applied towards outstanding accrued interest on the defaulted first mortgage loan. On April 25, 1996, the Partnership received $81,736 which represented the release of the reserve account for the Local Partnership. During 1989 and 1988, the Partnership loaned a total of $196,746 to the Local Partnership to fund operating deficits. The Partnership advanced net funds of $2,341 and $11,202 in 1995 and 1996, respectively, to fund operating deficits while the Local Partnership was seeking bankruptcy protection. The Partnership does not expect to advance any additional funds. The loans do not bear interest and repayment is due upon the disposition of the property; however, there is no assurance that the Local Partnership will be able to repay any loans in accordance with the terms thereof.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of June 30, 1996 and December 31, 1995, accrued interest was $210,376 and $200,402, respectively.

     Effective July 1, 1993, the Springfield Apartments (Springfield) first mortgage loan was extended to June 30, 1996. Springfield received a 30-day extension, thereby extending the mortgage loan to July 30, 1996. On July 17, 1996, Springfield closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.68%, up from a fixed annual percentage rate of 6.88% on the old mortgage loan. Under the old mortgage, debt service was due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Springfield was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances made by the Partnership in April 1994. During the six months ended June 30, 1996, the Partnership received $59,992 from Springfield related to these loan advances. Additionally, on April 30, 1996, the Partnership loaned $64,000 to Springfield for a good faith deposit made in connection with the new mortgage loan. On July 17, 1996, the Partnership received $63,698 from Springfield representing the Local Partnership's payment to the Partnership for the good faith deposit advance. As of June 30, 1996 and December 31, 1995, non-interest-bearing loans to Springfield totalled $358,247 and $354,239, respectively. There is no assurance that Springfield will be able to repay any loans in accordance with the terms.

     Effective August 1, 1993, the Devonshire Apartments (Devonshire) first mortgage loan was extended to July 31, 1996. Devonshire received a 30-day extension, thereby extending the mortgage loan to August 31, 1996. The Local Partnership has received a commitment to enter a 10-year mortgage and is currently working towards settlement with a new lender. There is no assurance that Devonshire will be able to obtain new financing upon expiration of the mortgage loan extension. On April 30, 1996, the Partnership loaned $47,000 to Devonshire for a good faith deposit made in connection with the new mortgage loan. As of June 30, 1996, the Partnership had received full payment from Devonshire related to the advance.

     No other significant changes in the Partnership's operations have taken place during this period.

                                     General
                                     -------

     The Partnership has been informed by Equity Resources Group, Inc. (ERG), a Massachusetts limited partnership and limited partner in the Partnership, that it plans to initiate a tender offer to purchase additional BACs in the Partnership, but in no case more than a 5% interest in the Partnership. ERG has stated that it plans to make the offer for the express purpose of holding the BACs as a long-term investment and not with a view to resale. ERG has not indicated the price per BAC which it plans to offer for the BACs in the Partnership. In the event that a tender offer is initiated, the purchase price

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

will be determined solely at the discretion of ERG and may not necessarily represent the fair market value of the BACs. The General Partner takes no position as to recommending or not recommending ERG to make an offer, nor will it take a position as to recommending or not recommending the offer to investors, in the event that an offer is made.

     Other than the potential ERG offer, it is not anticipated that there will be any other market for resale of BACs in the Partnership. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. There is no assurance that ERG will initiate a tender offer.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,288, respectively. As of August 5, 1996, principal and accrued interest totalling $230,000 and $402,189, respectively, were due. The Managing General Partner had made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. As of August 5, 1996, the Managing General Partner is negotiating the terms of the agreement. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Should the noteholders begin foreclosure proceedings on the Partnerships interest in the related local partnership, the Partnership intends to vigorously defend any action by the noteholders.
However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1996.

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

                                CAPITAL REALTY INVESTORS-85
                                    LIMITED PARTNERSHIP
                                        (Registrant)


                                By: C.R.I., Inc.
                                    Managing General Partner


August 5, 1996                  By: /s/ Deborah K. Browning
- -------------------------           ---------------------------------
Date                                Deborah K. Browning
                                    Vice President/Chief Accounting
                                      Officer

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