Form 10-Q
period 1996-09-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1996-10-31
CIK 770895

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1996
                         ------------------

Commission file number       0-23766
                         --------------


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Maryland                                      52-1388957
------------------------------------              ------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ------------------------
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


         Class                       Outstanding at September 30, 1996
--------------------------         --------------------------------------
    (Not applicable)                          (Not applicable)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1996 and
            December 31, 1995 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three and nine months ended September 30, 1996
            and 1995  . . . . . . . . . . . . . . . . . . . .        2

          Consolidated Statements of Cash Flows - for the
            nine months ended September 30, 1996 and 1995 . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       11

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       17

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       17

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       18

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . .       19

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS


                                                                                               September 30,     December 31,
                                                                                                   1996             1995
                                                                                               -------------     ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $     691,829     $    826,468
Investment in partnership held for sale                                                            1,528,330        2,675,447
Cash and cash equivalents                                                                          1,353,926        1,151,683
Acquisition fees, principally paid to related parties, net of accumulated amortization of $139,377 and $131,928,
  respectively                                                                                       193,160          200,609
Property purchase costs, net of accumulated amortization of
  $147,247 and $139,879, respectively                                                                189,091          196,459
Other assets                                                                                             185            3,344
                                                                                               -------------     ------------

      Total assets                                                                             $   3,956,521     $  5,054,010
                                                                                               =============     ============

                                LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                             $   4,022,600     $  5,022,600
Accrued interest payable                                                                           7,067,437        8,014,144
Accounts payable and accrued expenses                                                                101,956           78,576
                                                                                               -------------     ------------
      Total liabilities                                                                           11,191,993       13,115,320
                                                                                               -------------     ------------
Commitments and contingencies

Partners' capital (deficit):

Capital paid-in:
    General Partners                                                                                   2,000            2,000
    Limited Partners                                                                              21,202,500       21,202,500
                                                                                               -------------     ------------
                                                                                                  21,204,500       21,204,500

  Less:
    Offering costs                                                                                (2,570,535)      (2,570,535)
    Accumulated losses                                                                           (25,869,437)     (26,695,275)
                                                                                               -------------     ------------
      Total partners' deficit                                                                     (7,235,472)      (8,061,310)
                                                                                               -------------     ------------
      Total liabilities and partners' deficit                                                  $   3,956,521     $  5,054,010
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                  For the three months ended       For the nine months ended
                                                                         September 30,                    September 30,
                                                                 ----------------------------    ----------------------------
                                                                     1996           1995             1996            1995
                                                                 ------------   ------------     ------------    ------------
Share of (loss) income from partnerships                         $    (58,486)  $    (11,896)    $    286,816    $    129,595
                                                                 ------------   ------------     ------------    ------------
Other revenue and expenses:
  Revenue:
    Interest income                                                    22,402         30,890           62,287          83,738
                                                                 ------------   ------------     ------------    ------------
  Expenses:
    Interest                                                          238,145        396,791          714,846       1,181,911
    General and administrative                                         37,545         39,028          117,268          93,430
    Management fee                                                     24,482         24,482           73,447          73,447
    Professional fees                                                  22,938         15,794           75,219          47,113
    Amortization                                                        4,939          7,002           14,817          21,004
                                                                 ------------   ------------     ------------    ------------
                                                                      328,049        483,097          995,597       1,416,905
                                                                 ------------   ------------     ------------    ------------
       Total other revenue and expenses                              (305,647)      (452,207)        (933,310)     (1,333,167)
                                                                 ------------   ------------     ------------    ------------

Loss before extraordinary gain on disposition
  of investment in partnership                                       (364,133)      (464,103)        (646,494)     (1,203,572)

Extraordinary gain on disposition of investment
  in partnership                                                           --             --        1,472,332              --
                                                                 ------------   ------------     ------------    ------------
Net (loss) income                                                    (364,133)      (464,103)         825,838      (1,203,572)

Accumulated losses, beginning of period                           (25,505,304)   (26,823,089)     (26,695,275)    (26,083,620)
                                                                 ------------   ------------     ------------    ------------
Accumulated losses, end of period                                $(25,869,437)  $(27,287,192)    $(25,869,437)   $(27,287,192)
                                                                 ============   ============     ============    ============
(Loss) income allocated to General Partners (1.51%)              $     (5,498)  $     (7,008)    $     12,470    $    (18,174)
                                                                 ============   ============     ============    ============
(Loss) income allocated to Initial and Special
  Limited Partners (2.49%)                                       $     (9,067)  $    (11,556)    $     20,563    $    (29,969)
                                                                 ============   ============     ============    ============
(Loss) income allocated to BAC Holders (96%)                     $   (349,568)  $   (445,539)    $    792,804    $ (1,155,429)
                                                                 ============   ============     ============    ============
(Loss) income per BAC based on 21,195 and
  21,200 BACs outstanding at September 30, 1996
  and 1995, respectively                                         $     (16.48)  $     (21.01)    $      37.41    $     (54.50)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                                                For the nine months ended
                                                                                                       September 30,
                                                                                              ----------------------------
                                                                                                  1996            1995
                                                                                              ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                                           $    825,838    $ (1,203,572)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of income from partnerships                                                             (286,816)       (129,595)
    Increase in accrued interest receivable on advances to
      partnerships                                                                                 (15,880)        (17,719)
    Amortization of deferred costs                                                                  14,817          21,004
    Payment of purchase money note interest                                                             --         (19,066)
    Extraordinary gain on disposition of investment in partnership                              (1,472,332)             --

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                            3,159          (5,135)
      Increase in accrued interest payable                                                         714,847       1,181,911
      Increase in accounts payable and accrued expenses                                             23,380          23,822
                                                                                              ------------    ------------
         Net cash used in operating activities                                                    (192,987)       (148,350)
                                                                                              ------------    ------------
Cash flows from investing activities:
  Decrease in escrow and cash reserves                                                                  --         531,069
  Receipt of distributions from partnerships                                                       335,539         312,334
  Repayment of advances to partnerships                                                            181,892         158,699
  Investments in and advances to partnership                                                      (122,201)       (177,979)
                                                                                              ------------    ------------
         Net cash provided by investing activities                                                 395,230         824,123
                                                                                              ------------    ------------

Cash flows from financing activities:
  Payment of purchase price payable                                                                     --        (318,300)
  Payment of interest on purchase price payable                                                         --         (56,700)
                                                                                              ------------    ------------
         Net cash used in financing activities                                                          --        (375,000)
                                                                                              ------------    ------------
Net increase in cash and cash equivalents                                                          202,243         300,773
Cash and cash equivalents, beginning of period                                                   1,151,683         876,995
                                                                                              ------------    ------------
Cash and cash equivalents, end of period                                                      $  1,353,926    $  1,177,768
                                                                                              ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of September 30, 1996 and December 31, 1995 and its consolidated results of operations for the three and nine months ended September 30, 1996 and 1995 and its consolidated cash flows for the nine months ended September 30, 1996 and 1995.

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $3,848,000 plus the accrued interest of $6,992,037 as of September 30, 1996, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. Purchase money notes having a principal balance of $250,000 mature on January 1, 1997, as discussed below. The remaining purchase money notes mature from 2001 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1996 was $238,145 and $714,846, respectively, and for the three and nine months ended September 30, 1995 was $396,791 and $1,181,911, respectively. The accrued interest on the purchase money notes of $6,992,037 and $7,938,744 as of September 30, 1996 and December 31, 1995, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of September 30, 1996 and December 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

     Purchase money notes relating to River Place, Ltd. totalling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place, Ltd. over a two-year period. Under the terms of the agreement, the purchase money note maturity dates have been extended to February 1, 1997, with interest to accrue from January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations in effect at January 1, 1996 (5.65%), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement. On December 31, 1995, the noteholders purchased a 9.9% interest in River Place, Ltd. from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $250,000 and $306,015, respectively, resulting in a net financial statement gain and a net tax gain of $258,957 and $470,855, respectively, in 1995. On January 2, 1996, the noteholders purchased an additional 39.6% interest in River Place, Ltd. from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $1,000,000 and $1,661,542, respectively, resulting in a net financial statement gain and a net tax gain of $1,472,332 and $2,320,873, respectively, in 1996. The noteholders have one additional option remaining as part of the agreement, pursuant to which they may purchase the Partnership's remaining interest in River Place, Ltd. in exchange for the forgiveness of the remaining purchase money note principal in the aggregate amount of $1,250,000, plus the related accrued interest. The remaining option must be exercised, if at all, between February 3, 1997 and March 1, 1997. If the noteholders exercise their final option prior to its expiration, the Partnership would no longer have an ownership interest in the Local Partnership, and in accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, would transfer its .01% general partner interest in River Place, Ltd. to the noteholders and/or their assignees. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place, Ltd. will be applied towards any unforgiven purchase money note interest accrued prior to December 31, 1994. Pursuant to the agreement, the noteholders or an affiliate will pay a fee into escrow to the Partnership of $35,000, which will be released to the Partnership upon the execution or expiration of the final option by the noteholders. There is no assurance that the noteholders will exercise the final option prior to its expiration date. The investment in River Place, Ltd. represented approximately 69% and 76% of the Partnership's investments in and advances to Local Partnerships as of September 30, 1996 and December 31, 1995, respectively. In addition, for the nine months ended September 30, 1996 and 1995, distributions from River Place, Ltd. represented approximately 0% and 53%, respectively, of total distributions from Local Partnerships. The Partnership's share of (loss) income from River Place, Ltd. was $(7,373) and $42,105 for the three and nine months ended September 30, 1996, respectively, and $25,224 and $146,831 for the three and nine months ended September 30, 1995, respectively.

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30,

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,288, respectively. As of October 31, 1996, principal and accrued interest totalling $230,000 and $416,274, respectively, were due. The Managing General Partner had made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. The Managing General Partner has subsequently made a counter-offer for a nine-year extension, and as of October 31, 1996, negotiations were on-going. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Should the noteholders begin foreclosure proceedings on the Partnerships interest in the related local partnership, the Partnership intends to vigorously defend any action by the noteholders. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Deerfield Partners Limited Partnership (Deerfield) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of the loan documents. The Local Partnership defaulted on its mortgage loan in 1990, and after negotiations with the Department of Housing and Urban Development (HUD), submitted a one-year workout proposal to the local HUD office, effective May 1, 1991, to which HUD did not respond. On July 1, 1992, a second one-year workout proposal was submitted, effective September 1, 1992, to which HUD did not respond. On September 17, 1993, a nine-year workout proposal, effective October 1, 1993, was submitted in accordance with HUD's new workout guidelines. At HUD's request, a nine-year workout proposal was submitted to HUD on April 15, 1994. This proposal was rejected by HUD. A new nine-year workout proposal was submitted to HUD on May 31, 1995. HUD rejected this proposal and notified Deerfield that HUD had offered its mortgage loan for sale in September 1995. A new mortgagee purchased the loan from HUD on November 16, 1995. On November 16, 1995, the Local Partnership received a notice of default, acceleration and assignment of rents from the new mortgagee. The new mortgagee was scheduled to foreclose on the property on December 21, 1995. In order to protect its assets, the Local Partnership filed for bankruptcy protection under Chapter 11 in the State of Maryland on December 20, 1995. The new mortgagee filed motions with the bankruptcy court for dismissal and for relief from stay. On February, 27, 1996, prior to any motion on these hearings, Deerfield entered into a term sheet agreement with the new mortgagee pursuant to which Deerfield transferred management of the property to the new mortgagee on April 1, 1996. Additionally, Deerfield will voluntarily transfer ownership of the property to the new mortgagee, at the new mortgagee's election, no earlier than January 6, 1997, without further consideration, if the mortgage loan default has not been cured by that date. On March 20, 1996, the bankruptcy court dismissed the bankruptcy case, with the acquiescence of the Local Partnership, subject to the provisions

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

of the term sheet agreement. Any and all future net cash flow generated by the property prior to the transfer of ownership will be applied towards outstanding accrued interest on the defaulted first mortgage loan. On April 25, 1996, the Partnership received $81,736 which represented the release of the operating account for the Local Partnership. Additionally, on August 7, 1996, the Partnership received $4,815 which represented the final release of the property's operating account.

     During 1989 and 1988, the Partnership loaned a total of $196,746 to Deerfield to fund operating deficits. The Partnership advanced net funds of $2,341 and $11,202 in 1995 and 1996, respectively, to fund operating deficits while the Local Partnership was seeking bankruptcy protection. The Partnership does not expect to advance any additional funds to the Local Partnership. The loans do not bear interest and repayment is due upon the disposition of the property; however, there is no assurance that the Local Partnership will be able to repay any loans in accordance with the terms thereof.

     Purchase money notes plus accrued interest relating to Deerfield in the aggregate principal amount of $250,000 mature on January 1, 1997. The Managing General Partner is currently analyzing its options with respect to this purchase money note obligation, including the potential transfer of the ownership in Deerfield to the new mortgagee. The potential transfer of the ownership in Deerfield does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. The Partnership's investment in Deerfield had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Deerfield were fully amortized as of December 31, 1995 in order to record the investment at its net realizable value. Therefore, since the investment in Deerfield is not expected to produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, the complete loss of this investment will not have a material impact on the operations of the Partnership.

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of September 30, 1996 and December 31, 1995, accrued interest was $216,282 and $200,402, respectively.

     Effective July 1, 1993, the maturity date of the Springfield Apartments' (Springfield) first mortgage loan was extended to June 30, 1996. Springfield received a 30-day extension, thereby extending the mortgage loan to July 30, 1996. On July 17, 1996, Springfield closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.68%, up from a fixed annual percentage rate of 6.88% on the old mortgage loan. Under the old mortgage, debt service was due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Springfield was

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances made by the
Partnership in April 1994.    Additionally, on April 30, 1996, the Partnership
loaned $64,000 to Springfield for a good faith deposit made in connection with the new mortgage loan. During the nine months ended September 30, 1996, Springfield paid $123,690 to the Partnership as repayment of advances. As of September 30, 1996 and December 31, 1995, non-interest-bearing loans to Springfield totalled $294,549 and $354,239, respectively. There is no assurance that Springfield will be able to repay any of these loans from the Partnership.

     Effective August 1, 1993, the maturity date of the Devonshire Apartments' (Devonshire) first mortgage loan was extended to July 31, 1996. Devonshire received a 30-day extension, thereby extending the mortgage loan to August 31, 1996. On August 9, 1996, Devonshire closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.31%, up from a fixed annual percentage rate of 6.74% on the old mortgage loan. On April 30, 1996, the Partnership loaned $47,000 to Devonshire for a good faith deposit made in connection with the new mortgage loan. As of September 30, 1996, Devonshire had repaid this loan from the Partnership in full.

     The Partnership has been informed by Equity Resources Bay Fund (Bay Fund), a Massachusetts limited partnership and limited partner in the Partnership, that it may initiate a tender offer to purchase additional BACs in the Partnership, but in no case more than a 5% interest in the Partnership. Bay Fund has stated that it plans to make the offer for the express purpose of holding the BACs as a long-term investment and not with a view to resale. Bay Fund has not indicated the price per BAC which it may offer for the BACs in the Partnership. In the event that a tender offer is initiated, the purchase price will be determined solely at the discretion of Bay Fund and may not necessarily represent the fair market value of the BACs. The General Partner takes no position as to recommending or not recommending Bay Fund to make an offer, nor will it take a position as to recommending or not recommending the offer to investors, in the event that an offer is made.

     Other than the potential Bay Fund offer, it is not anticipated that there will be any other market for resale of BACs in the Partnership. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. There is no assurance that Bay Fund will initiate a tender offer.

     The following are combined statements of operations for the eight Local Partnerships in which the Partnership has invested. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             For the three months ended           For the nine months ended
                                                                    September 30,                        September 30,
                                                            -----------------------------       -----------------------------
                                                                1996             1995               1996             1995
                                                            ------------     ------------       ------------     ------------
Revenue:
  Rental revenue                                            $  2,395,854     $  2,334,691       $  7,161,153     $  6,957,963
  Other                                                          113,313          188,510            330,180          417,478
                                                            ------------     ------------       ------------     ------------
                                                               2,509,167        2,523,201          7,491,333        7,375,441
                                                            ------------     ------------       ------------     ------------

Expenses:
  Operating                                                    1,464,558        1,425,651          3,888,225        3,809,662
  Interest                                                       827,639          987,095          2,482,924        2,946,988
  Depreciation and amortization                                  448,586          445,614          1,345,761        1,336,845
                                                            ------------     ------------       ------------     ------------
                                                               2,740,783        2,858,360          7,716,910        8,093,495
                                                            ------------     ------------       ------------     ------------
Net loss                                                    $   (231,616)    $   (335,159)      $   (225,577)    $   (718,054)
                                                            ============     ============       ============     ============

     As of September 30, 1996 and December 31, 1995, the Partnership's share of cumulative losses to date for three and six of the eight Local Partnerships, respectively, exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $6,863,604 and $6,386,262, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $33,213 and $99,754 for the three and nine months ended September 30, 1996, respectively, and $28,655 and $64,979 for the three and nine months ended September 30, 1995, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,482 and $73,447 for the three and nine months, respectively, ended September 30, 1996 and 1995.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,353,926 and $1,151,683 as of September 30, 1996 and December 31, 1995, respectively, along with future cash distributions from Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership's remaining obligations with respect to its investment in Local Partnerships of $250,000, excluding purchase money notes and accrued interest, is not in excess of its capital resources. As of October 25, 1996, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $3,848,000 plus the accrued interest of $6,992,037 as of September 30, 1996, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     As of September 30, 1996 and December 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

     Purchase money notes relating to River Place, Ltd. totalling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place, Ltd. over a two-year period. Under the terms of the agreement, the purchase money note maturity dates have been extended to February 1, 1997, with interest to accrue from

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations in effect at January 1, 1996 (5.65%), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement. On December 31, 1995, the noteholders purchased a 9.9% interest in River Place, Ltd. from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $250,000 and $306,015, respectively, resulting in a net financial statement gain and a net tax gain of $258,957 and $470,855, respectively, in 1995. On January 2, 1996, the noteholders purchased an additional 39.6% interest in River Place, Ltd. from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $1,000,000 and $1,661,542, respectively, resulting in a net financial statement gain and a net tax gain of $1,472,332 and $2,320,873, respectively, in 1996. The noteholders have one additional option remaining as part of the agreement, pursuant to which they may purchase the Partnership's remaining interest in River Place, Ltd. in exchange for the forgiveness of the remaining purchase money note principal in the aggregate amount of $1,250,000, plus the related accrued interest. The remaining option must be exercised, if at all, between February 3, 1997 and March 1, 1997. If the noteholders exercise their final option prior to its expiration, the Partnership would no longer have an ownership interest in the Local Partnership, and in accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, would transfer its .01% general partner interest in River Place, Ltd. to the noteholders and/or their assignees. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place, Ltd. will be applied towards any unforgiven purchase money note interest accrued prior to December 31, 1994. Pursuant to the agreement, the noteholders or an affiliate will pay a fee into escrow to the Partnership of $35,000, which will be released to the Partnership upon the execution or expiration of the final option by the noteholders. There is no assurance that the noteholders will exercise the final option prior to its expiration date. The investment in River Place, Ltd. represented approximately 69% and 76% of the Partnership's investments in and advances to Local Partnerships as of September 30, 1996 and December 31, 1995, respectively. In addition, for the nine months ended September 30, 1996 and 1995, distributions from River Place, Ltd. represented approximately 0% and 53%, respectively, of total distributions from Local Partnerships. The Partnership's share of (loss) income from River Place, Ltd. was $(7,373) and $42,105 for the three and nine months ended September 30, 1996, respectively, and $25,224 and $146,831 for the three and nine months ended September 30, 1995, respectively.


     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,288, respectively. As of October 31, 1996, principal and accrued interest totalling $230,000 and $416,274, respectively, were due. The Managing General Partner had made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. The Managing General Partner has subsequently made a counter-offer for a nine-year extension, and as of October 31, 1996, negotiations were on-going. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Should the noteholders begin foreclosure proceedings on the Partnerships interest in the related local partnership, the Partnership intends to vigorously defend any action by the noteholders. However, there can be no

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Deerfield Partners Limited Partnership (Deerfield) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of the loan documents. The Local Partnership defaulted on its mortgage loan in 1990, and after negotiations with the Department of Housing and Urban Development (HUD), submitted a one-year workout proposal to the local HUD office, effective May 1, 1991, to which HUD did not respond. On July 1, 1992, a second one-year workout proposal was submitted, effective September 1, 1992, to which HUD did not respond. On September 17, 1993, a nine-year workout proposal, effective October 1, 1993, was submitted in accordance with HUD's new workout guidelines. At HUD's request, a nine-year workout proposal was submitted to HUD on April 15, 1994. This proposal was rejected by HUD. A new nine-year workout proposal was submitted to HUD on May 31, 1995. HUD rejected this proposal and notified Deerfield that HUD had offered its mortgage loan for sale in September 1995. A new mortgagee purchased the loan from HUD on November 16, 1995. On November 16, 1995, the Local Partnership received a notice of default, acceleration and assignment of rents from the new mortgagee. The new mortgagee was scheduled to foreclose on the property on December 21, 1995. In order to protect its assets, the Local Partnership filed for bankruptcy protection under Chapter 11 in the State of Maryland on December 20, 1995. The new mortgagee filed motions with the bankruptcy court for dismissal and for relief from stay. On February 27, 1996, prior to any motion on these hearings, Deerfield entered into a term sheet agreement with the new mortgagee pursuant to which Deerfield transferred management of the property to the new mortgagee on April 1, 1996. Additionally, Deerfield will voluntarily transfer ownership of the property to the new mortgagee, at the new mortgagee's election, no earlier than January 6, 1997, without further consideration, if the mortgage loan default has not been cured by that date. On March 20, 1996, the bankruptcy court dismissed the bankruptcy case, with the acquiescence of the Local Partnership, subject to the provisions of the term sheet agreement. Any and all future net cash flow generated by the property prior to the transfer of ownership will be applied towards outstanding accrued interest on the defaulted first mortgage loan. On April 25, 1996, the Partnership received $81,736 which represented the release of the operating account for the Local Partnership. Additionally, on August 7, 1996, the Partnership received $4,815 which represented the final release of the property's operating account.

     During 1989 and 1988, the Partnership loaned a total of $196,746 to Deerfield to fund operating deficits. The Partnership advanced net funds of $2,341 and $11,202 in 1995 and 1996, respectively, to fund operating deficits while the Local Partnership was seeking bankruptcy protection. The Partnership does not expect to advance any additional funds to the Local Partnership. The loans do not bear interest and repayment is due upon the disposition of the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

property; however, there is no assurance that the Local Partnership will be able to repay any loans in accordance with the terms thereof.

     Purchase money notes plus accrued interest relating to Deerfield in the aggregate principal amount of $250,000 mature on January 1, 1997. The Managing General Partner is currently analyzing its options with respect to this purchase money note obligation, including the potential transfer of the ownership in Deerfield to the new mortgagee. The potential transfer of the ownership in Deerfield does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. The Partnership's investment in Deerfield had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Deerfield were fully amortized as of December 31, 1995 in order to record the investment at its net realizable value. Therefore, since the investment in Deerfield is not expected to produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, the complete loss of this investment will not have a material impact on the operations of the Partnership.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1996, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.


                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended September 30, 1996 decreased from the corresponding period in 1995 primarily due to a decrease in interest expense as a result of the forgiveness of a portion of the purchase money note principal in exchange for a portion of the Partnership's investment in River Place, Ltd., as discussed above. Partially offsetting the decrease in the Partnership's net loss was an increase in share of loss from partnerships primarily due to increased operating expenses at one property. Also partially offsetting the decrease in the Partnership's net loss was a decrease in interest income due to lower yields earned on cash and cash equivalents during 1996, and an increase in professional fees due to legal costs associated with the Deerfield bankruptcy proceedings.

     The Partnership's net income for the nine months ended September 30, 1996 increased from the corresponding period in 1995 primarily due to the extraordinary gain on disposition of a portion of the Partnership's investment in River Place, Ltd., as discussed above. Contributing to the increase in the Partnership's net income was a decrease in interest expense, as discussed above, and an increase in share of income from partnerships as a result of decreased interest costs at one property due to a mortgage loan refinancing during August 1995 and due to repayment of an advance received from one Local Partnership which had previously been written off. Partially offsetting the increase in the Partnership's net income was an increase in professional fees, as discussed above, an increase in general and administrative expenses due to increased payroll costs, and a decrease in interest income, as discussed above.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1996 did not include losses of $159,117 and 477,342, respectively, compared to excluded losses of $320,030 and $841,196 for the three and nine months ended September 30, 1995, respectively.

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of September 30, 1996 and December 31, 1995, accrued interest was $216,282 and $200,402, respectively.

     Effective July 1, 1993, the maturity date of the Springfield Apartments' (Springfield) first mortgage loan was extended to June 30, 1996. Springfield received a 30-day extension, thereby extending the mortgage loan to July 30, 1996. On July 17, 1996, Springfield closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.68%, up from a fixed annual percentage rate of 6.88% on the old mortgage loan. Under the old mortgage, debt service was due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Springfield was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances made by the
Partnership in April 1994.    Additionally, on April 30, 1996, the Partnership
loaned $64,000 to Springfield for a good faith deposit made in connection with the new mortgage loan. During the nine months ended September 30, 1996, Springfield paid $123,690 to the Partnership as repayment of advances. As of September 30, 1996 and December 31, 1995, non-interest-bearing loans to Springfield totalled $294,549 and $354,239, respectively. There is no assurance that Springfield will be able to repay any of these loans from the Partnership.

     Effective August 1, 1993, the maturity date of the Devonshire Apartments' (Devonshire) first mortgage loan was extended to July 31, 1996. Devonshire received a 30-day extension, thereby extending the mortgage loan to August 31, 1996. On August 9, 1996, Devonshire closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.31%, up from a fixed annual percentage rate of 6.74% on the old mortgage loan. On April 30, 1996, the Partnership loaned $47,000 to Devonshire for a good faith deposit made in connection with the new mortgage loan. As of September 30, 1996, Devonshire had repaid this loan from the Partnership in full.

     No other significant changes in the Partnership's operations have taken place during this period.

                                     General
                                     -------

     The Partnership has been informed by Equity Resources Bay Fund (Bay Fund), a Massachusetts limited partnership and limited partner in the Partnership, that

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

it may initiate a tender offer to purchase additional BACs in the Partnership, but in no case more than a 5% interest in the Partnership. Bay Fund has stated that it plans to make the offer for the express purpose of holding the BACs as a long-term investment and not with a view to resale. Bay Fund has not indicated the price per BAC which it may offer for the BACs in the Partnership. In the event that a tender offer is initiated, the purchase price will be determined solely at the discretion of Bay Fund and may not necessarily represent the fair market value of the BACs. The General Partner takes no position as to recommending or not recommending Bay Fund to make an offer, nor will it take a position as to recommending or not recommending the offer to investors, in the event that an offer is made.

     Other than the potential Bay Fund offer, it is not anticipated that there will be any other market for resale of BACs in the Partnership. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. There is no assurance that Bay Fund will initiate a tender offer.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,288, respectively. As of October 31, 1996, principal and accrued interest totalling $230,000 and $416,274, respectively, were due. The Managing General Partner had made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. The Managing General Partner has subsequently made a counter-offer for a nine-year extension, and as of October 31, 1996, negotiations were on-going. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Should the noteholders begin foreclosure proceedings on the Partnerships interest in the related local partnership, the Partnership intends to vigorously defend any action by the noteholders. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1996.

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


October 31, 1996                By: /s/ Deborah K. Browning
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