Form 10-K
period 1996-12-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1997-03-25
CIK 770895

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1996
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

                         1996 ANNUAL REPORT ON FORM 10-K

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


                                     PART II
                                     -------

Item 5.   Market for the Registrant's Partnership
            Interests and Related Partnership
            Matters . . . . . . . . . . . . . . . . . .     II-1
Item 6.   Selected Financial Data . . . . . . . . . . .     II-2
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .     II-3
Item 8.   Financial Statements and Supplementary
            Data  . . . . . . . . . . . . . . . . . . .     II-10
Item 9.   Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure  . . . . . . . . . . . . . . . .     II-10


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


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .     IV-1

          Signatures  . . . . . . . . . . . . . . . . .     IV-3

          Exhibit Index . . . . . . . . . . . . . . . .     IV-30

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

     Capital Realty Investors-85 Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 26, 1984. On November 11, 1985, the Partnership commenced offering Beneficial Assignee Certificates (BACs) for 60,000 limited partnership interests through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership had an initial closing on December 27, 1985 and closed the offering on July 19, 1986, with a total of 21,200 BACs. During 1996, five of these BACs were abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships). As of December 31, 1996, the Partnership has invested in eight Local Partnerships. The original objectives of such investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage loans and mortgage insurance and/or entered into construction contracts and remain as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in six of these Local Partnerships pursuant to negotiations with these developers who act as the local general partners. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In two Local Partnerships, the Partnership has invested as a limited partner in intermediary partnerships which, in turn, have invested as limited partners in the Local Partnerships. An affiliate of the Managing General Partner of the Partnership is also typically a general partner of the six Local Partnerships and the two intermediary partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the project. Additionally, the local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

competition for eligible tenants with the Local Partnerships' apartment complexes.

     The following is a schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment:

                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                                HAS AN INVESTMENT(1)


                                Mortgage
 Name and Location             Payable at            Financed and/or Insured               Number of
of Apartment Complex          12/31/96 (2)           and/or Subsidized Under              Rental Units
--------------------          ------------        ---------------------------------       ------------
Deerfield                     $  3,560,751        Mary R. Wolfe Real Estate Manage-            100
 Mehlville, MO                                      ment Company

Devonshire                       4,619,708        GMAC                                         140
 Kirkland, WA

Paradise Foothills               6,011,943        The Archon Group L.P.                        180
 Phoenix, AZ

The Pointe                       7,966,360        Lincoln National Life Company                238
 El Paso, TX

River Place                      2,457,480        Highland Mortgage Company/Sec 207            213
 Birmingham, AL                                     & 203(f) of the NHA

Semper Village                   8,150,000        SRS Insurance Services, Inc.                 252
 Westminster, CO

Springfield                      6,296,661        GMAC                                         184
 Redmond, WA

Willow Creek II                  2,851,709        Hartger & Willard Mortgage/221               159
 Kalamazoo, MI                ------------          (d)(4) of NHA                         ------------

 TOTALS(3)8                   $ 41,914,612                                                   1,466
                              ============                                                ============

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
           IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - continued

                                                                                        Average Effective Annual
                                         Units Occupied As                                   Rental Per Unit
                                     Percentage of Total Units                             for the Years Ended
                                         As of December 31,                                    December 31,
 Name and Location               ---------------------------------       -----------------------------------------------------
of Apartment Complex             1996   1995   1994    1993   1992         1996        1995       1994      1993        1992
--------------------             ----   ----   ----    ----   ----       --------    --------   --------  --------    --------
Deerfield                          98%   98%    96%      99%    93%      $  6,447    $  6,521   $  6,265  $  6,041    $  5,561
 Mehlville, MO

Devonshire                         98%   95%    94%      94%    98%         7,286       6,944      6,509     6,605       6,365
 Kirkland, WA

Paradise Foothills                 96%   95%    97%      96%    98%         6,408       6,340      5,893     5,393       5,063
 Phoenix, AZ

The Pointe                         98%   84%    97%      95%    96%         6,292       6,403      6,791     6,486       6,265
 El Paso, TX

River Place                        99%   99%    99%     100%    97%         6,138       6,043      5,823     5,577       5,287
 Birmingham, AL

Semper Village                     99%   98%    95%      92%    95%         6,782       6,506      6,223     6,009       5,380
 Westminster, CO

Springfield                        99%   97%    93%      93%    93%         7,744       7,347      6,822     7,190       6,741
 Redmond, WA

Willow Creek II                    96%   91%    92%      96%    89%         6,025       5,934      5,959     5,807       5,725
 Kalamazoo, MI                   ----   ----   ---     ----   ----       --------    --------   --------  --------    --------

 TOTALS(3)8                        98%   95%    95%      96%    95%      $  6,640    $  6,505   $  6,286  $  6,139    $  5,798
                                 ====   ====   ===     ====   ====       ========    ========   ========  ========    ========

(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 1996.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

     For additional information regarding the real estate of Local Partnerships in which the Partnership has invested, see Part IV, Schedule III - "Real Estate and Accumulated Depreciation of Local Partnerships in which Capital Realty Investors-85 has Invested."

     On December 28, 1995 and January 2, 1996, the noteholders purchased a 9.9% and 39.6% interest, respectively, of the Partnership's 98.99% limited partner interest in River Place, Ltd. (River Place) pursuant to an option agreement (the Option Agreement) with the noteholders of the related purchase money notes. On

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

February 18, 1997, certain of the noteholders foreclosed on 25.73% of the Partnership's remaining 49.49% interest in River Place. Certain of the noteholders also purchased the Partnership's remaining 23.76% interest in River Place on February 21, 1997 pursuant to the Option Agreement. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements for additional information pertaining to these transactions.

     On February 27, 1996, Deerfield Partners Limited Partnership (Deerfield) entered into a term sheet agreement with the property's first mortgage noteholder whereby Deerfield transferred management of the property to the noteholder on April 1, 1996. Also in accordance with the term sheet agreement, on January 7, 1997, the mortgagee foreclosed on the property. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements for additional information regarding the transfer of control and ownership.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
          -------------------------------------------------
               AND RELATED PARTNERSHIP MATTERS
               -------------------------------

     (a)  The Partnership has been informed by Equity Resources Bay Fund (Bay
          Fund), a Massachusetts limited partnership which is affiliated with Equity Resources Group, the general partner of various partnerships that are limited partners in the Partnership, and Smithtown Bay, LLC (Smithtown) that they may initiate a tender offer to purchase additional BACs in the Partnership, but in no case more than a 5% interest in the Partnership. Bay Fund and Smithtown, which are unaffiliated with CRI, have stated that they may make the offers for the express purpose of holding the BACs as a long-term investment and not with a view to resale. Neither Bay Fund nor Smithtown have indicated the price per BAC which they may offer for the BACs in the Partnership. In the event that a tender offer is initiated by either of these entities, the purchase price will be determined solely at the discretion of the entities and may not necessarily represent the fair market value of the BACs. The General Partner takes no position as to recommending or not recommending these entities to make an offer, nor will it take a position as to recommending or not recommending either of the offers to investors, in the event that an offer is made.

          Other than the potential Bay Fund or Smithtown offers, it is not anticipated that there will be any other market for resale of BACs in the Partnership. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. There is no assurance that Bay Fund or Smithtown will initiate a tender offer.

     (b) As of March 10, 1997, there were approximately 1,900 registered holders of BACs in the Partnership.

     (c) No distributions were declared or paid by the Partnership during 1996 or 1995. The Partnership received distributions of $516,990 and $327,334 from Local Partnerships during 1996 and 1995, respectively.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                                      For the years ended December 31,
                                                 1996            1995            1994            1993            1992
                                             ------------    ------------    ------------    ------------    ------------
Share of income (loss) from
  partnerships                               $    329,515    $    242,074    $      3,418    $   (209,453)   $   (458,564)
Interest income                                    84,721         105,874          77,539          70,272          99,661
Expenses                                       (1,354,028)     (2,040,088)     (1,706,239)     (1,650,573)     (1,568,552)
Extraordinary gain on disposition
  of investment in partnership or
  forgiveness of accrued interest               1,472,332       1,080,485              --         585,196              --
                                             ------------    ------------    ------------    ------------    ------------
Net income (loss)                            $    532,540    $   (611,655)   $ (1,625,282)   $ (1,204,558)   $ (1,927,455)
                                             ============    ============    ============    ============    ============

Income (loss) allocated to BAC
  Holders (96%)                              $    511,239    $   (587,189)   $ (1,560,270)   $ (1,156,377)   $ (1,850,357)
                                             ============    ============    ============    ============    ============

Income (loss) per BAC outstanding            $      24.12    $     (27.70)   $     (73.60)   $     (54.55)   $     (87.28)
                                             ============    ============    ============    ============    ============

Cash distributions per BAC
  outstanding                                $         --    $         --    $         --    $         --    $         --
                                             ============    ============    ============    ============    ============

BACs outstanding                                   21,195          21,200          21,200          21,200          21,200
                                             ============    ============    ============    ============    ============

Total assets                                 $  3,659,626    $  5,054,010    $  5,750,786    $  6,061,831    $  6,825,161
                                             ============    ============    ============    ============    ============

Total remaining amounts due on
  investments, including accrued
  interest on purchase price,
  purchase money notes and
  due to local general partners              $ 11,138,793    $ 13,036,744    $ 13,139,795    $ 11,807,278    $ 11,371,809
                                             ============    ============    ============    ============    ============


                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1996, the Partnership had approximately 1,900 investors, who subscribed to a total of 21,195 BACs in the original amount of $21,200,000. The Partnership has made investments in eight Local Partnerships. The Partnership's liquidity, with unrestricted cash resources of $1,266,939 as of December 31, 1996, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership's remaining obligations with respect to its investment in Local Partnership's of $250,000, excluding purchase money notes and accrued interest, is not in excess of its capital resources. The Partnership determined that the carrying amount of its cash and cash equivalents approximates fair value. As of March 10, 1997, there are no material commitments for capital expenditures.

     During 1996, 1995 and 1994, the Partnership received cash distributions of $516,990, $327,334 and $232,536, respectively, from the Local Partnerships.

     The acquisition of interests in certain Local Partnerships resulted in purchase money note obligations of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature ten to fifteen years from the date of acquisition of the interests in particular Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $3,848,000 plus the accrued interest of $7,040,793 as of December 31,1996, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied, as discussed below. The remaining purchase money notes mature from 2001 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     As of both December 31, 1996 and 1995, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

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

     Purchase money notes relating to River Place, Ltd. (River Place) totalling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place over a two-year period. Under the terms of the agreement, the purchase money note maturity dates were extended to February 1, 1997, with interest to accrue from January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations in effect at January 1, 1996 (5.65%), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place should be applied towards any unforgiven purchase money note interest accrued prior to December 31, 1994. On June 7, 1996 and February 17, 1997, cash flow distributions of $257,855 and $122,888, respectively, were paid directly by River Place to the noteholders to be applied to such interest.

     On December 31, 1995, the noteholders purchased a 9.9% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $250,000 and $306,015, respectively, resulting in a net financial statement gain and a net tax gain of $258,957 and $470,855, respectively, in 1995. On January 2, 1996, the noteholders purchased an additional 39.6% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $1,000,000 and $1,661,553, respectively, resulting in a net financial statement gain and a net tax gain of $1,472,332 and $2,320,873, respectively, in 1996. On February 18, 1997, certain of the noteholders holding notes with an outstanding principal and accrued interest balance of $650,000 and $1,348,641, respectively, foreclosed on 25.73% of the Partnership's remaining 49.49% interest in River Place, resulting in a net financial statement gain of $1,320,860 in 1997. The tax gain is estimated to be approximately $1.81 million. On February 21, 1997, the noteholders purchased the Partnership's remaining 23.76% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $600,000 and $434,616, respectively, resulting in a net financial statement gain in 1997 of $408,729. The tax gain is estimated to be approximately $856,400. As a result of the noteholders' purchase of the Partnership's remaining interest in River Place, Ltd., the Partnership no longer has an ownership interest in the Local Partnership. In accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, has transferred its .01% general partner interest in River Place, Ltd. to the noteholders and/or their assignees. Pursuant to the agreement, the noteholders or an affiliate paid a fee into escrow to the Partnership of $35,000. This fee plus interest accrued thereon totaling $1,353 was released to the Partnership in accordance with the agreement with the noteholders, on March 17, 1997.

     The Partnership's investment in River Place, Ltd. represented approximately 78% of the Partnership's investments in and advances to Local Partnerships as of December 27, 1995. Additionally, the Partnership's investment in River Place represented approximately 36% and 53% of the Partnership's total assets as of

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

December 31, 1996 and 1995, respectively. In addition, for the period ended December 31, 1996 and 1995, distributions from River Place, Ltd. represented approximately 50% and 51%, respectively, of total distributions from Local Partnerships. During 1996 and 1995, 100% and 11%, respectively, of the distributions from Riverplace were paid directly to the purchase money note holders. The Partnership's share of income from River Place, Ltd. was $75,298 and $193,162 for the periods ended December 31, 1996 and 1995, respectively.

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of March 10, 1997, principal and accrued interest totalling $230,000 and $438,622, respectively, were due. The Managing General Partner made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. The Managing General Partner has subsequently made a counter-offer for a nine-year extension, and as of March 10, 1997, the Managing General Partner is awaiting a response from the purchase money note holders. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders.
Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend such action. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Deerfield Partners Limited Partnership (Deerfield) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of the loan documents. The Local Partnership defaulted on its mortgage loan in 1990. After continuous negotiations between the Local Partnership and HUD, HUD notified Deerfield that it had offered its mortgage loan for sale in September 1995. A new mortgagee purchased the loan from HUD on November 16, 1995. On November 16, 1995, the Local Partnership received a notice of default, acceleration and assignment of rents from the new mortgagee. The new mortgagee was scheduled to foreclose on the property on December 21, 1995. In order to protect its assets, the Local Partnership filed for bankruptcy protection under Chapter 11 in the State of Maryland on December 20, 1995. The new mortgagee filed motions with the bankruptcy court for dismissal and for relief from stay. On February, 27, 1996, prior to any motion on these hearings, Deerfield entered into a term sheet agreement with the new mortgagee pursuant to which Deerfield transferred management of the property to the new mortgagee on April 1, 1996. Additionally, pursuant to the term sheet agreement, Deerfield agreed, at the new mortgagee's election, to either voluntarily transfer ownership of the property to the new mortgagee, or not

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

oppose a foreclosure action, no earlier than January 6, 1997, without further consideration, if the mortgage loan default had not been cured by that date. On March 20, 1996, the bankruptcy court dismissed the bankruptcy case, with the acquiescence of the Local Partnership, subject to the provisions of the term sheet agreement. On January 7, 1997, in accordance with the term sheet agreement, the new mortgagee foreclosed on the property.

     All net cash flow generated by Deerfield prior to the foreclosure was applied towards outstanding accrued interest on the defaulted first mortgage loan. On April 25, 1996, the Partnership received $81,736 which represented the release of the operating account for the Local Partnership. Additionally, on August 7, 1996, the Partnership received $4,815 which represented the final release of the property's operating account.

     The Partnership defaulted on its purchase money notes relating to Deerfield when the notes matured on January 1, 1997 and were not paid. The default amount included principal and accrued interest of $250,000 and $623,068, respectively. Since the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership, the Partnership's obligation regarding the purchase money note was retired in conjunction with the transfer of ownership in Deerfield to the new mortgagee. The Partnership's investment in Deerfield had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Deerfield were fully amortized as of December 31, 1995 in order to record the investment at its net realizable value. As a result of the foreclosure on the Deerfield property, the Partnership's purchase money note obligation was forgiven and resulted in a net financial statement gain of $874,783. The tax gain is estimated to be approximately $3.1 million.

     During 1989 and 1988, the Partnership loaned a total of $196,746 to Deerfield to fund operating deficits. For financial statement purposes, these loans have been reduced to zero as they were deemed uncollectible. The Partnership advanced net funds of $2,341 in 1995 to fund operating deficits while the Local Partnership was seeking bankruptcy protection. These loans were also reduced zero due to uncollectibility. During 1996, the Partnership received net payments from Deerfield on these advances of $71,405. As these payments were in excess of the Partnership's investment in Deerfield, they were included as income from partnerships during 1996. The Partnership does not anticipate further payment from Deerfield due to the transfer of the property to the new mortgagee.

     With the exception of the purchase money notes relating to Deerfield and Riverplace, the Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to: (1) the lack of an active market for this type of financial instrument, (2) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (3) the excessive costs associated with an independent appraisal of the purchase money notes. The purchase money notes relating to Deerfield are estimated to have no fair value as a result of the anticipated foreclosure upon the property by the property's first mortgage noteholder, as discussed below. The purchase money notes relating to Riverplace are estimated to have no fair value as a result of the anticipated foreclosure

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

upon and purchase of the Partnership's remaining interest in the Local Partnership, as discussed below.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1996, the receipt of distributions from partnerships was adequate to support operating cash requirements.

     In 1995, the receipt of distributions from partnerships and the repayment of advances to partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net income increased in 1996 from 1995 primarily due to a decrease in interest expense as a result of the forgiveness of a portion of the purchase money note principal and interest in exchange for a portion of the Partnership's investment in River Place, as discussed above. Contributing to the increase in the Partnership's net income was an increase in the extraordinary gain on disposition of a portion of the Partnership's investment in River Place, as discussed above, an increase in share of income from partnerships primarily due to the repayment of an advance received from one Local Partnership which had previously been written-off, and a decrease in amortization expense due to the write-down of acquisition fees and property purchase costs during 1995 relating to Deerfield in order to record the investment at its net realizable value. Partially offsetting the increase in the Partnership's net income was a decrease in interest income due to lower yields earned on cash and cash equivalents during 1996.

     The Partnership's net loss decreased in 1995 from 1994 primarily due to the extraordinary gain on disposition of a portion of the Partnership's investment in River Place, Ltd., as discussed above. Contributing to the decrease in net loss was an increase in share of income from Local Partnerships as a result of distributions received from one Local Partnership and a repayment of advances to one Local Partnership which were in excess of the Partnership's basis in the respective investments. Partially offsetting the decrease in net loss was an increase in purchase money note interest expense as a result of compounding interest. Also partially offsetting the decrease in net loss was an increase in amortization expense, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1996, 1995 and 1994 did not include losses of $721,769, $610,490 and $484,769,
respectively.   The Partnership's net loss recognized from the Local
Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $18,891 and $56,886 received from one Local Partnership during 1996 and 1995, respectively, were offset against the year's recorded losses because these amounts were in excess of the Partnership's investment. During

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

1994, no distribution was received which was in excess of the Partnership's investment.

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

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of December 31, 1996 and December 31, 1995, accrued interest was $222,188 and $200,402, respectively.

     Effective July 1, 1993, the maturity date of the Springfield Apartments' (Springfield) first mortgage loan was extended to June 30, 1996. Springfield received a 30-day extension, thereby extending the mortgage loan to July 30, 1996. On July 17, 1996, Springfield closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.63%, up from a fixed annual percentage rate of 6.88% on the old mortgage loan. Under the old mortgage, debt service was due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Springfield was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances made by the
Partnership in April 1994.    Additionally, on April 30, 1996, the Partnership
loaned $64,000 to Springfield for a good faith deposit made in connection with the new mortgage loan. During the year ended December 31, 1996, Springfield paid $123,690 to the Partnership as repayment of advances. As of December 31, 1996 and 1995, non-interest-bearing loans to Springfield totalled $294,549 and $354,239, respectively. There is no assurance that Springfield will be able to repay any of these loans from the Partnership.

     Effective August 1, 1993, the maturity date of the Devonshire Apartments' (Devonshire) first mortgage loan was extended to July 31, 1996. Devonshire received a 30-day extension, thereby extending the mortgage loan to August 31, 1996. On August 9, 1996, Devonshire closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.31%, up from a fixed annual percentage rate of 6.74% on the old mortgage loan. On April 30, 1996, the Partnership loaned $47,000 to Devonshire for a good faith deposit

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

made in connection with the new mortgage loan. As of December 31, 1996, Devonshire had repaid this loan from the Partnership in full.

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

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1996.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                          For the years ended December 31,
                            1996                1995                1994                  1993                  1992
                         -----------         -----------         -----------           -----------           -----------
Combined Rental
  Revenue                $ 9,715,232         $ 9,511,594         $ 9,225,786           $ 8,991,603           $ 8,482,322

Annual Percentage
  Increase                            2.1%                3.1%                 2.6%                  6.0%


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

(a), (b), (c)
  and (e) The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 60, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 50, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Ronald W. Thompson, 50, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.

Susan R. Campbell, 38, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.





                                      III-1

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Melissa Cecil Lackey, 41, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctorate from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

     The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is included in Notes 3 and 4 to the consolidated financial statements contained in Part IV, Item 14.

     Additionally, the General Partners may receive an annual distribution from the Partnership if there is cash available for distribution, as defined in the Partnership Agreement. The General Partners are also entitled to the following payments:

     (1) Annual incentive management fee for managing the affairs and business of the Partnership in an amount not to exceed .50% of equity payments, including the Partnership's allocable share of the mortgages, payable in an annual amount equal to $97,930. The incentive management fee for each of the years ended December 31, 1996, 1995 and 1994 amounted to $97,930.

     (2) 12% in the aggregate to the General Partners and the Initial Limited Partner, and 3% to the Special Limited Partner of sale and refinancing proceeds remaining after (i) the investors have received a return of all their capital contributions; (ii) the Special Limited Partner has received 1% of the sale and refinancing proceeds calculated on the amount available prior to the return of capital contributions to the investors; (iii) the investors have received an additional amount equal to a cumulative noncompounded annual 6% return per annum on the Assignor Limited Partner's and any Beneficial Assignee Certificate Holders' capital contribution commencing in 1987, as may be adjusted by the Tax Bracket Adjustment Factor, reduced by prior distributions of net cash flow to the investors; (iv) the General Partners and the Special Limited Partner have received the property disposition fees described below; and (v) the General Partners, Initial Limited Partner

                                      III-2

                                    PART III
                                    --------


ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

          and the Special Limited Partner have received an amount equal to any unpaid Deferred Cash Flow Return. The General Partners, Initial Limited Partner and Special Limited Partner also will receive a return of their capital contributions and the General Partners will receive repayment of any loans made to the Partnership. No sale or refinancing proceeds were paid to the General Partners during the years ended December 31, 1996, 1995 and 1994.

     (3) 1% of the aggregate selling prices including any amounts previously unpaid upon prior sales of all Local Partnership interests or substantially all of the Local Partnership interest or the apartment complexes, payable after the limited partners have received a return of all their capital contributions. Property disposition fees and any other commissions or fees payable upon the sale of apartment complexes shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes. No such amounts were paid to the General Partners during the years ended December 31, 1996, 1995 and 1994.

     (h)  Termination of employment and change in control arrangements.

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

          No person or "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding BACs at December 31, 1996.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of December 31, 1996, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership's General Partner.


              Name of                 Amount and Nature       % of total
          Beneficial Owner         of Beneficial Ownership   Units issued
          ----------------         -----------------------   ------------

          William B. Dockser                 Five                .02%
          H. William Willoughby              None                  0%
          All Directors and Officers
            as a Group (5 persons)           None                  0%

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          -------------------------------------------------------
               FORM 8-K
               --------

(a) 1.    Financial Statements                                     Page
          --------------------                                     ----

          Report of Independent Certified Public
            Accountants - Capital Realty Investors-85
            Limited Partnership                                    IV-4

          Reports of Independent Certified Public
            Accountants - Local Partnerships in which
            Capital Realty Investors-85 Limited Part-
            nership has invested                                   IV-5

          Consolidated Balance Sheets as of December 31,
            1996 and 1995                                          IV-6

          Consolidated Statements of Operations for
            the years ended December 31, 1996, 1995
            and 1994                                               IV-7

          Consolidated Statements of Changes in
            Partners' Deficit for the years ended
            December 31, 1996, 1995 and 1994                       IV-8

          Consolidated Statements of Cash Flows for
            the years ended December 31, 1996, 1995
            and 1994                                               IV-9

          Notes to Consolidated Financial Statements               IV-10

(a)  2.   Financial Statement Schedules
          -----------------------------

          Included in Part IV of this report are the following schedules for the year ended December 31, 1996, which are applicable to the Local Partnerships in which Capital Realty Investors-85 Limited Partnership has invested:

          Report of Independent Certified Public Accountants
            on Financial Statement Schedule                        IV-26

          Schedule III - Real Estate and Accumulated
            Depreciation                                           IV-27

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

          No reports on Form 8-K were filed during the quarter ended December 31, 1996.

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

                                   Capital Realty Investors-85
                                     Limited Partnership


                                   By:  C.R.I., Inc.
                                        Managing General Partner



March 25, 1997                     /s/ William B. Dockser
---------------------------        --------------------------------
DATE                               William B. Dockser, Director,
                                   Chairman of the Board,
                                     Treasurer and Principal
                                     Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 25, 1997                     /s/ H. William Willoughby
---------------------------        --------------------------------
DATE                               H. William Willoughby
                                   Director, President and
                                     Secretary



March 25, 1997                     /s/ Deborah K. Browning
---------------------------        --------------------------------
DATE                               Deborah K. Browning
                                   Vice President,
                                     Chief Accounting Officer,
                                     Principal Financial and
                                     Principal Accounting Officer

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                               PUBLIC ACCOUNTANTS
                               ------------------

To the Partners
Capital Realty Investors-85
  Limited Partnership

     We have audited the balance sheets of Capital Realty Investors-85 Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion of these financial statements based on our audit. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income or loss from these Local Partnerships constitutes $174,470 of income in 1996, $29,989 of income in 1995 and $7,200 of losses in 1994 included in the Partnership's net income/loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-85 Limited Partnership as of December 31, 1996 and 1995, and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


                                                              Grant Thornton LLP

Vienna, VA
March 10, 1997

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                CAPITAL REALTY INVESTORS - 85 LIMITED PARTNERSHIP

                                  HAS INVESTED*









* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-85 Limited Partnership has invested were filed in paper format under Form SE on March 20, 1997 in accordance with the Securities and Exchange Commission's continuing hardship exemption granted December 19, 1996.

                    CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                              CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                                                                           December 31,
                                                                                                     1996            1995
                                                                                                 ------------    ------------
Investments in and advances to partnerships                                                      $    707,182    $    826,468
Investment in partnership held for sale                                                             1,303,669       2,675,447
Cash and cash equivalents                                                                           1,266,939       1,151,683
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $141,860 and $131,928 respectively                                      190,677         200,609
Property purchase costs, net of accumulated amortization of
  $149,703 and $139,879, respectively                                                                 186,635         196,459
Other assets                                                                                            4,524           3,344
                                                                                                 ------------    ------------
     Total assets                                                                                $  3,659,626    $  5,054,010
                                                                                                 ============    ============

                             LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                               $  4,022,600    $  5,022,600
Accrued interest payable                                                                            7,116,193       8,014,144
Accounts payable and accrued expenses                                                                  49,603          78,576
                                                                                                 ------------    ------------
    Total liabilities                                                                              11,188,396      13,115,320
                                                                                                 ------------    ------------
Commitments and contingencies

Partners' capital (deficit)
  Capital paid in:
    General Partners                                                                                    2,000           2,000
    Limited Partners                                                                               21,202,500      21,202,500
                                                                                                 ------------    ------------
                                                                                                   21,204,500      21,204,500
  Less:
    Offering costs                                                                                 (2,570,535)     (2,570,535)
    Accumulated loss                                                                              (26,162,735)    (26,695,275)
                                                                                                 ------------    ------------
    Total partners' deficit                                                                        (7,528,770)     (8,061,310)
                                                                                                 ------------    ------------
    Total liabilities and partners' deficit                                                      $  3,659,626    $  5,054,010
                                                                                                 ============    ============











                           The accompanying notes are an integral
                       part of these consolidated financial statements.

                        CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          For the years ended December 31,
                                                                                        1996           1995          1994
                                                                                     -----------    -----------   -----------
Share of income from  partnerships                                                   $   329,515    $   242,074   $     3,418
                                                                                     -----------    -----------   -----------
Other revenue and expenses:
  Revenue
    Interest income                                                                       84,721        105,874        77,539
                                                                                     -----------    -----------   -----------
  Expenses
    Interest                                                                           1,021,457      1,668,558     1,417,693
    General and administrative                                                           144,252        122,172        92,920
    Professional fees                                                                     70,633         72,368        69,689
    Management fee                                                                        97,930         97,930        97,930
    Amortization                                                                          19,756         79,060        28,007
                                                                                     -----------    -----------   -----------
                                                                                       1,354,028      2,040,088     1,706,239
                                                                                     -----------    -----------   -----------
Total other revenue and expenses                                                      (1,269,307)    (1,934,214)   (1,628,700)
                                                                                     -----------    -----------   -----------
Net loss before extraordinary gain on disposition of
  investment in partnership or forgiveness of accrued
  interest                                                                              (939,792)    (1,692,140)   (1,625,282)
                                                                                     -----------    -----------   -----------
Extraordinary gain on disposition of investment in
  partnership or forgiveness of accrued interest                                       1,472,332      1,080,485            --
                                                                                     -----------    -----------   -----------
Net income (loss)                                                                    $   532,540    $  (611,655)  $(1,625,282)
                                                                                     ===========    ===========   ===========
Income (loss) allocated to General Partners (1.51%)                                  $     8,041    $    (9,236)  $   (24,542)
                                                                                     ===========    ===========   ===========
Income (loss) allocated to Initial and Special Limited
  Partners (2.49%)                                                                   $    13,260    $   (15,230)  $   (40,470)
                                                                                     ===========    ===========   ===========
Income (loss) allocated to BAC Holders (96%)                                         $   511,239    $  (587,189)  $(1,560,270)
                                                                                     ===========    ===========   ===========
Income (loss) per BAC based on 21,195, 21,200
  and 21,200 BACs outstanding at December 31, 1996,
  1995 and 1994, respectively                                                        $     24.12    $    (27.70)  $    (73.60)
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

                    CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                  For the years ended December 31, 1996, 1995 and 1994


                                                                                Initial and
                                                                                  Special       Additional
                                                                  General         Limited         Limited
                                                                  Partners        Partners        Partners          Total
                                                                 -----------    -----------     ------------    ------------
Partners' deficit
  January 1, 1994                                                $  (367,320)   $  (606,512)    $ (4,850,541)   $ (5,824,373)

  Net loss                                                           (24,542)       (40,470)      (1,560,270)     (1,625,282)
                                                                 -----------    -----------     ------------    ------------

Partners' deficit
  December 31, 1994                                                 (391,862)      (646,982)      (6,410,811)     (7,449,655)

  Net loss                                                            (9,236)       (15,230)        (587,189)       (611,655)
                                                                 -----------    -----------     ------------    ------------
Partners' deficit
  December 31, 1995                                                 (401,098)      (662,212)      (6,998,000)     (8,061,310)

  Net income                                                           8,041         13,260          511,239         532,540
                                                                 -----------    -----------     ------------    ------------
Partners' deficit
  December 31, 1996                                              $  (393,057)   $  (648,952)    $ (6,486,761)   $ (7,528,770)
                                                                 ===========    ===========     ============    ============


























                       The accompanying notes are an integral
                   part of these consolidated financial statements.

                     CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the years ended December 31,
                                                                                    1996            1995            1994
                                                                                ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                             $    532,540    $   (611,655)   $ (1,625,282)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Share of income from partnerships                                               (329,515)       (242,074)         (3,418)
    Increase in accrued interest receivable on advances
      to partnerships                                                                (21,786)        (23,625)        (23,625)
    Payment of purchase money note interest                                         (257,855)        (19,066)        (85,176)
    Amortization of deferred costs                                                    19,756          79,060          28,007
    Extraordinary gain on disposition of investment
      in partnership                                                              (1,472,332)     (1,080,485)             --

    Changes in assets and liabilities:
      (Increase) decrease in other assets                                             (1,180)         (2,737)            945
      Increase in accrued interest payable                                         1,021,457       1,668,558       1,417,693
      (Decrease) increase in accounts payable and accrued
        expenses                                                                     (28,973)         17,930         (18,280)
                                                                                ------------    ------------    ------------

         Net cash used in operating activities                                      (537,888)       (214,094)       (309,136)
                                                                                ------------    ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                         516,990         327,334         232,536
  Decrease (increase) in deposits and cash reserves                                       --         531,069         (17,556)
  Repayment of advances to partnerships                                              258,355         216,950          99,618
  Investments in and advances to partnerships                                       (122,201)       (211,571)             --
                                                                                ------------    ------------    ------------

         Net cash provided by investing activities                                   653,144         863,782         314,598
                                                                                ------------    ------------    ------------
Cash flows from financing activities:
  Payment of purchase price payable                                                       --        (318,300)             --
  Payment of interest on purchase price payable                                           --         (56,700)             --
                                                                                ------------    ------------    ------------
         Net cash used in financing activities                                            --        (375,000)             --
                                                                                ------------    ------------    ------------

Net increase in cash and cash equivalents                                            115,256         274,688           5,462

Cash and cash equivalents, beginning of year                                       1,151,683         876,995         871,533
                                                                                ------------    ------------    ------------

Cash and cash equivalents, end of year                                          $  1,266,939    $  1,151,683    $    876,995
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

          The Partnership sold 21,200 BACs at $1,000 per BAC through a public offering. The offering period was terminated on July 19, 1986. During 1996, five of these BACs were abandoned.

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

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1996 and 1995, the Partnership's share of the cumulative losses of five and six of the Local Partnerships, respectively, exceeds the amount of the Partnership's investment in and advances to those Local Partnerships by $7,074,859 and $6,386,262, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, except as described herein, the excess losses have not been reflected in the accompanying consolidated financial statements. As of December 31, 1996 and 1995, cumulative cash distributions of $98,206 and $79,315, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     distributions are recorded as increases in the Partnership's share of income from partnerships.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships, with exception to those costs relating to River Place, Ltd. (River Place) and Deerfield Partners Limited Partnership (Deerfield). The Partnership ceased amortization of these costs for River Place at December 31, 1995 as a result of its classification as an asset held for sale. Those costs relating to Deerfield were fully amortized as of December 31, 1995, as discussed below.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds,time and demand deposits, repurchase agreements and commercial paper with original maturities of three months or less. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value.

     f.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of BACs. Such costs were recorded as a reduction of partners' capital when incurred.

     g.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his personal income tax return his share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these consolidated financial statements.

     h.   Use of estimates
          ----------------

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

     i.   Assets held for sale
          --------------------

          On December 28, 1995 and January 2, 1996, the noteholders purchased a 9.9% and 39.6% interest, respectively, of the Partnership's 98.99% limited partner interest in River Place pursuant to an option agreement with the noteholders of the related purchase money notes. On February 18, 1997, certain of the noteholders foreclosed on 25.73% of the Partnership's remaining 49.49% interest in River Place. Certain of the noteholders also purchased the Partnership's remaining 23.76% interest in River Place on

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     February 21, 1997. Accordingly, the Partnership's investment in this Local Partnership was classified as an investment held for sale on the balance sheet as of December 31, 1996 and 1995. Assets held for sale are not recorded in excess of their estimated net realizable value.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investment in partnerships
          ---------------------------------

          As of December 31, 1996, the Partnership had acquired limited partnership interests in eight Local Partnerships, which were organized to develop, construct, own, maintain and operate multifamily apartment complexes. The remaining principal amounts due on investments in the Local Partnerships as of December 31, 1996 and 1995 are as follows:

                                              1996           1995
                                          ------------   ------------
          Due to local general partners   $    174,600   $    174,600
          Purchase money notes due:
            1996                               230,000        230,000
            1997                             1,500,000      2,500,000
            1998                                    --             --
            1999                                    --             --
            2000                                    --             --
            2001                             1,475,000      1,475,000
            Thereafter                         643,000        643,000
                                          ------------   ------------
                                          $  4,022,600   $  5,022,600
                                          ============   ============

          The amounts due to local general partners of $174,600 plus accrued interest of $75,400 will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnerships' partnership agreements. The purchase money notes have stated interest rates ranging from 9% to 14%, compounded annually. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied, as discussed below. The remaining purchase money notes mature from 2001 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

          Interest expense on the Partnership's purchase money notes and unpaid purchase price for the years ended December 31, 1996, 1995 and 1994 was $1,021,457, $1,668,558 and $1,417,693, respectively. The accrued interest on the purchase money notes of $7,040,793 and $7,938,744 as of December 31, 1996 and 1995, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the respective Local Partnership agreements.

          Purchase money notes relating to River Place totalling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place over a two-year period. Under the terms of the agreement, the purchase money note maturity dates were extended to February 1, 1997, with interest to accrue from January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations in effect at January 1, 1996 (5.65%), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place should be applied towards any unforgiven purchase money note interest accrued prior to December 31, 1994. On June 7, 1996 and February 17, 1997, cash flow distributions of $257,855 and $122,888, respectively, were paid directly by River Place to the noteholders to be applied to such interest.

          On December 31, 1995, the noteholders purchased a 9.9% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $250,000 and $306,015, respectively, resulting in a net financial statement gain and a net tax gain of $258,957 and $470,855, respectively, in 1995. On January 2, 1996, the noteholders purchased an additional 39.6% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $1,000,000 and $1,661,553, respectively, resulting in a net financial statement gain and a net tax gain of $1,472,332 and $2,320,873, respectively, in 1996. On February 18, 1997, certain of the noteholders holding notes with an outstanding principal and accrued interest balance of $650,000 and $1,348,641, respectively, foreclosed on 25.73% of the Partnership's remaining 49.49% interest in River Place, resulting in a net financial statement gain of $1,320,860 in 1997. The tax gain is estimated to be approximately $1.81 million. On February 21, 1997, the noteholders purchased the Partnership's remaining 23.76% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $600,000 and $434,616, respectively, resulting in a net financial statement gain in 1997 of $408,729. The tax gain is estimated to be approximately $856,400. As a result of the noteholders' purchase of the Partnership's remaining interest in River Place, Ltd., the Partnership no

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     longer has an ownership interest in the Local Partnership. In accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, has transferred its .01% general partner interest in River Place, Ltd. to the noteholders and/or their assignees. Pursuant to the agreement, the noteholders or an affiliate paid a fee into escrow to the Partnership of $35,000. This fee plus interest accrued thereon totaling $1,353 was released to the Partnership in accordance with the agreement with the noteholders, on March 17, 1997.

          The Partnership's investment in River Place, Ltd. represented approximately 78% of the Partnership's investments in and advances to Local Partnerships as of December 27, 1995. Additionally, the Partnership's investment in River Place represented approximately 36% and 53% of the Partnership's total assets as of December 31, 1996 and 1995, respectively. In addition, for the period ended December 31, 1996 and 1995, distributions from River Place, Ltd. represented approximately 50% and 51%, respectively, of total distributions from Local Partnerships. During 1996 and 1995, 100% and 11%, respectively, of the distributions from Riverplace were paid directly to the purchase money note holders. The Partnership's share of income from River Place, Ltd. was $75,298 and $193,162 for the periods ended December 31, 1996 and 1995, respectively.

          The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of March 10, 1997, principal and accrued interest totalling $230,000 and $438,622, respectively, were due. The Managing General Partner made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. The Managing General Partner has subsequently made a counter-offer for a nine-year extension, and as of March 10, 1997, the Managing General Partner is awaiting a response from the purchase money note holders. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend such action. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

          As a result of recurring operating deficits and the discontinuance of the funding of the deficits by the local general partner, Paradise Foothills defaulted on its mortgage loan in August 1989. The local general partner failed at previous attempts to negotiate a workout, and under the terms of the co-insurance agreement, the loan was assigned to the U. S.

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

          Deerfield Partners Limited Partnership (Deerfield) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of the loan documents. The Local Partnership defaulted on its mortgage loan in 1990. After continuous negotiations between the Local Partnership and HUD, HUD notified Deerfield that it had offered its mortgage loan for sale in September 1995. A new mortgagee purchased the loan from HUD on November 16, 1995. On November 16, 1995, the Local Partnership received a notice of default, acceleration and assignment of rents from the new mortgagee. The new mortgagee was scheduled to foreclose on the property on December 21, 1995. In order to protect its assets, the Local Partnership filed for bankruptcy protection under Chapter 11 in the State of Maryland on December 20, 1995. The new mortgagee filed motions with the bankruptcy court for dismissal and for relief from stay. On February, 27, 1996, prior to any motion on these hearings, Deerfield entered into a term sheet agreement with the new mortgagee pursuant to which Deerfield transferred management of the property to the new mortgagee on April 1, 1996. Additionally, pursuant to the term sheet agreement, Deerfield agreed, at the new mortgagee's election, to either voluntarily transfer ownership of the property to the new mortgagee, or not oppose a foreclosure action, no earlier than January 6, 1997, without further consideration, if the mortgage loan default had not been cured by that date. On March 20, 1996, the bankruptcy court dismissed the bankruptcy case, with the acquiescence of the Local Partnership, subject to the provisions of the term sheet agreement. On January 7, 1997, in accordance with the term sheet agreement, the new mortgagee foreclosed on the property.

          All net cash flow generated by Deerfield prior to the foreclosure was applied towards outstanding accrued interest on the defaulted first mortgage loan. On April 25, 1996, the Partnership received $81,736 which represented the release of the operating account for the Local Partnership. Additionally, on August 7, 1996, the Partnership received $4,815 which represented the final release of the property's operating account.

          The Partnership defaulted on its purchase money notes relating to Deerfield when the notes matured on January 1, 1997 and were not paid. The default amount included principal and accrued interest of $250,000 and $623,068, respectively. Since the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership, the Partnership's obligation regarding the purchase money note was retired in conjunction with the transfer of ownership in Deerfield to the new mortgagee. The Partnership's investment in Deerfield had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Deerfield were fully amortized as of December 31, 1995 in order to record the investment at its net realizable value. As a result of the foreclosure on the Deerfield property, the Partnership's purchase money

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     note obligation was forgiven and resulted in a net financial statement gain of $874,783. The tax gain is estimated to be approximately $3.1 million.

          During 1989 and 1988, the Partnership loaned a total of $196,746 to Deerfield to fund operating deficits. For financial statement purposes, these loans have been reduced to zero as they were deemed uncollectible. The Partnership advanced net funds of $2,341 in 1995 to fund operating deficits while the Local Partnership was seeking bankruptcy protection. These loans were also reduced zero due to uncollectibility. During 1996, the Partnership received net payments from Deerfield on these advances of $71,405. As these payments were in excess of the Partnership's investment in Deerfield, they were included as income from partnerships during 1996. The Partnership does not anticipate further payment from Deerfield due to the transfer of the property to the new mortgagee.

          With the exception of the purchase money notes relating to Deerfield and Riverplace, the Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to: (1) the lack of an active market for this type of financial instrument, (2) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (3) the excessive costs associated with an independent appraisal of the purchase money notes. The purchase money notes relating to Deerfield are estimated to have no fair value as a result of the anticipated foreclosure upon the property by the property's first mortgage noteholder, as discussed below. The purchase money notes relating to Riverplace are estimated to have no fair value as a result of the anticipated foreclosure upon and purchase of the Partnership's remaining interest in the Local Partnership, as discussed below.

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------

          With the exception of the Partnership's investment in River Place, Ltd., as discussed above, the Partnership has a 97.99% to 98.99% interest in profits, losses and cash distribution of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership or the intermediary partnership which invests in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, six of the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. As of December 31, 1996, two of the Local Partnerships had surplus cash, as defined by the respective partnership agreement, in the amount of $308,283. During 1996, 1995 and 1994, the Partnership received cash distributions from rental operations of the Local Partnerships of $516,990, $327,334 and $232,536, respectively.

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

     c.   Property matters
          ----------------

          Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of December 31, 1996 and December 31, 1995, accrued interest was $222,188 and $200,402, respectively.

          Effective July 1, 1993, the maturity date of the Springfield Apartments' (Springfield) first mortgage loan was extended to June 30, 1996. Springfield received a 30-day extension, thereby extending the mortgage loan to July 30, 1996. On July 17, 1996, Springfield closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.63%, up from a fixed annual percentage rate of 6.88% on the old mortgage loan. Under the old mortgage, debt service was due to the lender on the first day of each month with no "grace period" and substantial late payment penalties. Therefore, prior to February 1994, the Partnership had advanced approximately $65,000 per month to Springfield in the form of a bridge loan which was to be repaid by the fifteenth of the following month. The February 1994 advance to Springfield was held by the Local Partnership to establish a one-month debt service reserve to eliminate the need for a monthly bridge loan from the Partnership. Springfield began repaying a portion of the non-interest-bearing advances
     made by the Partnership in April 1994.    Additionally, on April 30, 1996,
     the Partnership loaned $64,000 to Springfield for a good faith deposit made in connection with the new mortgage loan. During the year ended December 31, 1996, Springfield paid $123,690 to the Partnership as repayment of advances. As of December 31, 1996 and 1995, non-interest-bearing loans to Springfield totalled $294,549 and $354,239, respectively. There is no assurance that Springfield will be able to repay any of these loans from the Partnership.

          Effective August 1, 1993, the maturity date of the Devonshire Apartments' (Devonshire) first mortgage loan was extended to July 31, 1996. Devonshire received a 30-day extension, thereby extending the mortgage loan to August 31, 1996. On August 9, 1996, Devonshire closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.31%, up from a fixed annual percentage rate of 6.74% on the old mortgage loan. On April 30, 1996, the Partnership loaned $47,000 to Devonshire for a good faith deposit made in connection with the new mortgage loan. As of December 31, 1996, Devonshire had repaid this loan from the Partnership in full.

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

d.   Summarized financial information
     --------------------------------

          Summarized financial information for the Local Partnerships as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 is as follows:

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                    COMBINED BALANCE SHEETS

                                                                                                       December 31,
                                                                                                   1996             1995
                                                                                               ------------     ------------
Rental property, at cost, net of accumulated depreciation of
  $21,974,157 and $20,289,128, respectively                                                    $ 30,214,664     $ 31,606,503

Land                                                                                              7,481,137        7,481,137
Other assets                                                                                      4,411,872        3,954,222
                                                                                               ------------     ------------
      Total assets                                                                             $ 42,107,673     $ 43,041,862
                                                                                               ============     ============

Mortgage notes payable                                                                         $ 41,914,612     $ 42,170,423
Due to general partners                                                                           3,309,318        1,087,008
Other liabilities                                                                                 4,280,301        6,212,214
                                                                                               ------------     ------------
      Total liabilities                                                                          49,504,231       49,469,645

Partners' deficit                                                                                (7,396,558)      (6,427,783)
                                                                                               ------------     ------------
      Total liabilities and partners' deficit                                                  $ 42,107,673     $ 43,041,862
                                                                                               ============     ============


                           COMBINED STATEMENTS OF OPERATIONS

                                                                                      For the years ended December 31,
                                                                                    1996            1995            1994
                                                                                ------------    ------------    ------------
Revenue:
  Rental                                                                        $  9,715,232    $  9,511,594    $  9,225,786
  Interest                                                                            82,689          75,437          90,411
  Other                                                                              382,171       1,597,231         361,085
                                                                                ------------    ------------    ------------
     Total revenue                                                                10,180,092      11,184,262       9,677,282
                                                                                ------------    ------------    ------------
Expenses:
  Operating                                                                        5,418,857       5,591,002       4,945,267
  Interest                                                                         3,459,186       3,746,952       3,195,793
  Depreciation                                                                     1,685,029       1,737,018       1,744,793
  Amortization                                                                        59,156          57,329          37,665
                                                                                ------------    ------------    ------------
     Total expenses                                                               10,622,228      11,132,301       9,923,518
                                                                                ------------    ------------    ------------
Net (loss) income                                                               $  (442,136)    $     51,961    $   (246,236)
                                                                                ============    ============    ============


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     e.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
               net (loss) income to taxable (loss) income
               ------------------------------------------

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

          A reconciliation of the Local Partnerships' financial statement net
     (loss) income reflected above to the taxable (loss) income for the years ended December 31, 1996, 1995 and 1994 is as follows:

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                                      For the years ended December 31,
                                                                                    1996            1995            1994
                                                                                ------------    ------------    ------------
Financial statement net (loss) income                                           $   (442,136)   $     51,961    $   (246,236)

Adjustments:
  Additional tax depreciation using accelerated methods,
    net of depreciation on construction period expenses
    capitalized for financial statement purposes                                    (563,686)       (481,007)       (449,745)

  Amortization for financial statement purposes not
    deducted for tax purposes                                                          1,887         460,907          52,524

  Miscellaneous, net                                                                  (4,314)         23,168         (17,213)
                                                                                ------------    ------------    ------------
Taxable (loss) income                                                           $ (1,008,249)   $     55,029    $   (660,670)
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1996, 1995 and 1994, the Partnership paid $116,157, $86,907 and $68,747, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses.

     Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The amount of the Management Fee shall be equal to .50% of equity payments, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year on a monthly basis as an operating expense before any distributions to limited partners in the amount computed as described in the Partnership Agreement, provided that such amount shall not exceed $97,930. The Partnership paid the Managing General Partner a Management Fee of $97,930 for each of the years ended December 31, 1996, 1995 and 1994.

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

     The Partnership had cash available for distribution, as defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, of approximately $140,000, $100,000 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively. No distributions were declared or paid during the years ended December 31, 1996, 1995 and 1994.

5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME
       (LOSS) TO TAXABLE LOSS

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

     A reconciliation of the Partnership's financial statement net income
(loss) to the taxable income (loss) for the years ended December 31, 1996,

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME
       (LOSS) TO TAXABLE LOSS - Continued

1995 and 1994 is as follows:


                                                                                      For the years ended December 31,
                                                                                    1996            1995            1994
                                                                                ------------    ------------    ------------
Financial statement net income (loss)                                           $    532,540    $   (611,655)   $ (1,625,282)

Adjustments:
  Differences between the income tax losses and financial
    statement losses related to the Partnership's
    equity in the Local Partnerships' losses
    (see Note 2e)                                                                 (1,069,022)        601,244        (715,775)

  Amortization for financial statements purposes not
    deducted for income tax purposes                                                 (46,631)         20,535         (23,526)

  Difference in gain on disposition of investment in
    partnership                                                                      941,801        (609,630)             --
                                                                                ------------    ------------    ------------
Taxable income (loss)                                                           $    358,688    $   (599,506)   $ (2,364,583)
                                                                                ============    ============    ============


                          FINANCIAL STATEMENT SCHEDULE

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------
                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------


To the Partners
Capital Realty Investors-85
  Limited Partnership

     In connection with our audit of the financial statements of Capital Realty Investors-85 Limited Partnership referred to in our report dated March 10, 1997, which is included in this Form 10-K, we have also audited Schedule III as of December 31, 1996, 1995 and 1994. We did not audit the financial statements for certain of the Local Partnerships in 1996, 1995 and 1994, which are accounted for as described in Note 1.d. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                              Grant Thornton LLP

Vienna, VA
March 10, 1997

                CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
         LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED
                             PARTNERSHIP HAS INVESTED

                                 December 31, 1996

       COL. A             COL. B                   COL. C                                         COL. D
--------------------     -------      -------------------------------                --------------------------------
                                                  Initial                                  Costs Capitalized
                                               Cost to Local                                   Subsequent
                                                Partnership                                  to Acquisition
                                      --------------------------------               --------------------------------
                                                            Building
    Description          Encum-                               and                    Improvements         Carrying
Operating Properties     brances         Land             Improvements               (Adjustments)        Costs (B)
--------------------     -------      -----------         ------------               -------------       -----------
Deerfield Apartments     (A)          $   224,125         $  4,605,052               $   (419,797)       $        --
  Mehlville, MO
  (100 units-family
  apartment complex)

Devonshire               (A)              836,846            4,686,649                     71,632                 --
  Kirkland, WA
  (140 units-family
  apartment complex)

Paradise Foothills       (A)            1,390,853            5,103,391                     56,849                 --
  Phoenix, AZ
  (180 units-family
  apartment complex)

The Pointe               (A)              984,058           10,392,750                    203,227                 --
  El Paso, TX
  (238 units-family
  apartment complex)

River Place              (A)              543,080            6,360,680                    195,631                 --
  Birmingham, AL
  (213 units-family
  apartment complex)

Semper Village           (A)            1,468,152            6,788,578                    299,511                 --
  Westminster, CO
  (252 units-family
  apartment complex)

Springfield Apartments   (A)            1,143,644            6,572,213                    445,443                 --
 Redmond, WA
  (184 units-family
  apartment complex)

Willow Creek II          (A)                5,000            3,018,599                  4,693,792                 --
  Kalamazoo, MI                       -----------         ------------               ------------        -----------
  (159 units-family
  apartment complex)

      Total                           $ 6,595,758         $ 47,527,912               $  5,546,288        $        --
                                      ===========         ============               ============        ===========

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
          LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED
                        PARTNERSHIP HAS INVESTED - Continued

                                December 31, 1996

       COL. A                             COL. E                           COL. F        COL. G      COL. H          COL. I
--------------------    -------------------------------------------     ------------     -------     -------    ----------------
                                   Gross amount at which                                                          Life upon
                                carried at close of period                                                        which dep-
                        -------------------------------------------                       Date                   reciation in
                                         Building                        Accumulated       of                    latest income
    Description                            and                          depreciation     Const-        Date      statement is
Operating Properties       Land        Improvements   Total (C) (D)         (D)          ruction     Acquired   computed (years)
--------------------    -----------    ------------   -------------     ------------     -------     --------   ----------------
Deerfield Apartments    $   392,044    $  4,017,336   $   4,409,380     $ (1,574,427)      1985        12/85         10-40
  Mehlville, MO
  (100 units-family
  apartment complex)

Devonshire                  836,846       4,758,281       5,595,127       (1,479,120)      1985         5/86          5-40
  Kirkland, WA
  (140 units-family
  apartment complex)

Paradise Foothills        1,390,853       5,160,240       6,551,093       (2,604,824)      1985        12/85          5-25
  Phoenix, AZ
  (180 units-family
  apartment complex)

The Pointe                  984,058      10,595,977      11,580,035       (4,153,535)      1985        12/85         10-30
  El Paso, TX
  (238 units-family
  apartment complex)

River Place                 644,224       6,455,167       7,099,391       (2,293,374)      1985        12/85          3-30
  Birmingham, AL
  (213 units-family
  apartment complex)

Semper Village            1,468,152       7,088,089       8,556,241       (3,287,324)      1985        12/85          5-25
  Westminster, CO
  (252 units-family
  apartment complex)

Springfield Apartments    1,143,644       7,017,656       8,161,300       (2,104,006)      1985         4/86          5-40
 Redmond, WA
  (184 units-family
  apartment complex)

Willow Creek II             621,316       7,096,075       7,717,391       (4,477,547)      1985        12/85          5-40
  Kalamazoo, MI         -----------    ------------   -------------     ------------
  (159 units-family
  apartment complex)

      Total             $ 7,481,137    $ 52,188,821   $ 59,669,958      $(21,974,157)
                        ===========    ============   ============      ============

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

          NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           OF LOCAL PARTNERSHIPS IN WHICH
            CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP HAS INVESTED

                                 December 31, 1996


(A)  Secured by mortgage loans.

(B) The aggregate cost of land for federal income tax purposes is $6,992,126 and the aggregate cost of buildings and improvements for federal income tax purposes is $52,134,462. The total of the above-mentioned items is $59,126,588.

(C)  Reconciliation of real estate
     -----------------------------


                                                                                      For the years ended December 31,
                                                                                    1996           1995           1994
                                                                                ------------   ------------   ------------
Balance at beginning of period                                                  $ 59,376,768   $ 58,929,254   $ 58,617,621

Additions during the year:
  Acquisitions                                                                       293,190        456,137        317,359
  Improvements                                                                            --             --             --
  Deletions                                                                               --         (8,623)        (5,726)
                                                                                ------------   ------------   ------------
Balance at end of period                                                        $ 59,669,958   $ 59,376,768   $ 58,929,254
                                                                                ============   ============   ============


     Reconciliation of accumulated depreciation
     ------------------------------------------


                                                                                      For the years ended December 31,
                                                                                    1996           1995           1994
                                                                                ------------   ------------   ------------
Balance at beginning of period                                                  $ 20,289,128   $ 18,558,558   $ 16,819,491

Depreciation expense for the period                                                1,685,029      1,737,018      1,744,793
Deletions                                                                                 --         (6,448)        (5,726)
                                                                                ------------   ------------   ------------
Balance at end of period                                                        $ 21,974,157   $ 20,289,128   $ 18,558,558
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