Form 10-Q
period 1997-03-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1997-04-29
CIK 770895

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1997
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


         Class                         Outstanding at March 31, 1997
--------------------------         --------------------------------------
    (Not applicable)                          (Not applicable)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1997 and
            December 31, 1996 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three months ended March 31, 1997 and 1996  . . .        2

          Consolidated Statements of Cash Flows - for the
            three months ended March 31, 1997 and 1996  . . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       11

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       16

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       17

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       18

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . .       19

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                        CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 CONSOLIDATED BALANCE SHEETS

                                          ASSETS


                                                                                                 March 31,       December 31,
                                                                                                   1997             1996
                                                                                               -------------     ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $     764,111     $     707,182
Investment in partnership held for sale                                                                   --         1,303,669
Cash and cash equivalents                                                                          1,256,687         1,266,939
Acquisition fees, principally paid to related parties, net of accumulated amortization of $109,707 and $141,860,
  respectively                                                                                       188,194           190,677
Property purchase costs, net of accumulated amortization of
  $110,508 and $149,703, respectively                                                                184,179           186,635
Other assets                                                                                           3,056             4,524
                                                                                               -------------     -------------

      Total assets                                                                             $   2,396,227     $   3,659,626
                                                                                               =============     =============

                             LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                             $   2,522,600     $   4,022,600
Accrued interest payable                                                                           4,825,555         7,116,193
Accounts payable and accrued expenses                                                                 64,063            49,603
                                                                                               -------------     -------------
      Total liabilities                                                                            7,412,218        11,188,396
                                                                                               -------------     -------------
Commitments and contingencies

Partners' capital (deficit):

Capital paid-in:
    General Partners                                                                                   2,000             2,000
    Limited Partners                                                                              21,202,500        21,202,500
                                                                                               -------------     -------------
                                                                                                  21,204,500        21,204,500

  Less:
    Offering costs                                                                                (2,570,535)       (2,570,535)
    Accumulated losses                                                                           (23,649,956)      (26,162,735)
                                                                                               -------------     -------------
      Total partners' deficit                                                                     (5,015,991)       (7,528,770)
                                                                                               -------------     -------------
      Total liabilities and partners' deficit                                                  $   2,396,227     $   3,659,626
                                                                                               =============     =============

                      The accompanying notes are an integral part of
                         these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                      CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                               ----------------------------
                                                                                                   1997              1996
                                                                                               ------------      ------------
Share of income from partnerships                                                              $     51,023      $    178,389
                                                                                               ------------      ------------
Other revenue and expenses:
  Revenue:
    Interest and other income                                                                        58,228            19,268
                                                                                               ------------      ------------
  Expenses:
    Interest                                                                                        240,290           238,556
    General and administrative                                                                       38,236            35,054
    Management fee                                                                                   24,482            24,482
    Professional fees                                                                                15,785            17,591
    Amortization                                                                                      4,939             4,939
                                                                                               ------------      ------------
                                                                                                    323,732           320,622
                                                                                               ------------      ------------
       Total other revenue and expenses                                                            (265,504)         (301,354)
                                                                                               ------------      ------------

Loss before extraordinary gain on disposition
  of investment in partnership                                                                     (214,481)         (122,965)

Extraordinary gain on disposition of investment
  in partnership or forgiveness of accrued interest                                               2,727,260         1,472,332
                                                                                               ------------      ------------
Net income                                                                                        2,512,779         1,349,367

Accumulated losses, beginning of period                                                         (26,162,735)      (26,695,275)
                                                                                               ------------      ------------
Accumulated losses, end of period                                                              $(23,649,956)     $(25,345,908)
                                                                                               ============      ============
Income allocated to General Partners (1.51%)                                                   $     37,943      $     20,375
                                                                                               ============      ============
Income allocated to Initial and Special
  Limited Partners (2.49%)                                                                     $     62,568      $     33,599
                                                                                               ============      ============
Income allocated to BAC Holders (96%)                                                          $  2,412,268      $  1,295,393
                                                                                               ============      ============
Income per BAC based on 21,195 and
  21,200 BACs outstanding at March 31, 1997
  and 1996, respectively                                                                       $     113.81      $      61.10
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                      CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)


                                                                                           For the three months ended
                                                                                                    March 31,
                                                                                          ----------------------------
                                                                                              1997            1996
                                                                                          ------------    ------------
Cash flows from operating activities:
  Net income                                                                              $  2,512,779    $  1,349,367

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships                                                          (51,023)       (178,389)
    Increase in accrued interest receivable on advances to
      partnerships                                                                              (5,905)         (4,066)
    Amortization of deferred costs                                                               4,939           4,939
    Payment of purchase money note interest                                                   (122,888)             --
    Extraordinary gain on disposition of investment in partnership                          (2,727,260)     (1,472,332)

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                        1,468          (1,040)
      Increase in accrued interest payable                                                     240,290         238,556
      Increase (decrease) in accounts payable and accrued expenses                              14,460         (19,179)
                                                                                          ------------    ------------
         Net cash used in operating activities                                                (133,140)        (82,144)
                                                                                          ------------    ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                   122,888          97,372
  Repayment of advances to partnerships                                                             --          32,992
  Investments in and advances to partnership                                                        --          (3,660)
                                                                                          ------------    ------------
         Net cash provided by investing activities                                             122,888         126,704
                                                                                          ------------    ------------

Net (decrease) increase in cash and cash equivalents                                           (10,252)         44,560

Cash and cash equivalents, beginning of period                                               1,266,939       1,151,683
                                                                                          ------------    ------------
Cash and cash equivalents, end of period                                                  $  1,256,687    $  1,196,243
                                                                                          ============    ============







                    The accompanying notes are an integral part of
                      these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of March 31, 1997 and December 31, 1996 and its consolidated results of operations for the three months ended March 31, 1997 and 1996 and its consolidated cash flows for the three months ended March 31, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended
December 31, 1996.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus the accrued interest of $4,750,155 as of March 31, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied, as discussed below. The remaining purchase money notes mature from 2001 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1997 and 1996 was $240,290 and $238,556, respectively. The accrued interest on the purchase money notes of $4,750,155 and $7,040,793 as of March 31, 1997 and December 31, 1996, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of March 31, 1997 and December 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

     Purchase money notes relating to River Place, Ltd. (River Place) totalling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place over a two-year period. Under the terms of the agreement, the purchase money note maturity dates were extended to February 1, 1997, with interest to accrue from January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations in effect at January 1, 1996 (5.65%), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place were applied towards any unforgiven purchase money note interest accrued prior to December 31, 1994. For the three months ended March 31, 1997 and 1996, cash flow distributions of $122,888 and $0, respectively, were paid directly by River Place to the noteholders to be applied to such interest.

     On December 31, 1995, the noteholders purchased a 9.9% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $250,000 and $306,015, respectively, resulting in a net financial statement gain and a net federal tax gain of $258,957 and $470,855, respectively, in 1995. On January 2, 1996, the noteholders purchased an additional 39.6% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $1,000,000 and $1,661,553, respectively, resulting in a net financial statement gain and a net federal tax gain of approximately $1.5 million and approximately $2.3 million, respectively, in 1996. On February 18, 1997, certain of the noteholders holding notes with an outstanding principal and accrued interest balance of $650,000 and $1,348,641, respectively, foreclosed on 25.73% of the Partnership's remaining 49.49% interest in River Place, resulting in a net financial statement gain of approximately $1.4 million in 1997. The federal tax gain is estimated to be approximately $1.9 million. On February 21, 1997, the noteholders purchased the Partnership's remaining 23.76% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $600,000 and $434,616, respectively, resulting in a net financial statement gain in 1997 of approximately $468,000. The federal tax gain is estimated to be approximately $915,000. As a result of the noteholders' purchase of the Partnership's remaining interest in River Place, Ltd., the Partnership no longer has an ownership interest in the Local Partnership. In accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, has transferred its .01% general partner interest in River Place, Ltd. to the noteholders and/or their assignees. Pursuant to the agreement, the noteholders or an affiliate paid a fee into escrow to the Partnership of $35,000. This fee plus interest accrued thereon totaling $1,353 was released to the Partnership in accordance with the agreement with the noteholders, on March 17, 1997.

     The Partnership's investment in River Place represented approximately 0% and 36% of the Partnership's total assets as of March 31, 1997 and December 31, 1996, respectively. In addition, for the three months ended March 31, 1997 and

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

1996, distributions from River Place, Ltd. represented approximately 100% and 0%, respectively, of total distributions from Local Partnerships. During 1997 and 1996, 100% of the distributions from River Place were paid directly to the purchase money note holders. The Partnership's share of income from River Place was approximately $12,500 and $24,000 for the periods ended March 31, 1997 and 1996, respectively.

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of April 29, 1997, principal and accrued interest totalling $230,000 and $447,612, respectively, were due. The Managing General Partner made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. The Managing General Partner has subsequently made a counter-offer for a nine-year extension, and as of April 29, 1997, the Managing General Partner is awaiting a response from the purchase money note holders. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders.
Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend such action. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     The Partnership defaulted on its purchase money notes relating to Deerfield when the notes matured on January 1, 1997 and were not paid. The default amount included principal and accrued interest of $250,000 and $623,068, respectively. Since the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership, the Partnership's obligation regarding the purchase money note was retired in conjunction with the transfer of ownership in Deerfield to the new mortgagee. The Partnership's investment in Deerfield had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Deerfield were fully amortized as of December 31, 1995 in order to record the investment at its net realizable value. As a result of the foreclosure on the Deerfield property, the Partnership's purchase money note obligation was forgiven and resulted in a net financial statement gain of approximately $875,000. The federal tax gain is estimated to be approximately $3.1 million.

     During prior years, the Partnership loaned a total of $199,087 to Deerfield to fund operating deficits. For financial statement purposes, these loans have been reduced to zero as they were deemed uncollectible. During 1996, the Partnership received net payments from Deerfield on these advances of $71,405. As these payments were in excess of the Partnership's investment in Deerfield, they were included as income from partnerships during 1996. The Partnership does not anticipate further payment from Deerfield due to the transfer of the property to the new mortgagee.

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of March 31, 1997 and December 31, 1996, accrued interest was $228,095 and $222,188, respectively.

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

     The following are combined statements of operations for the six and eight Local Partnerships in which the Partnership has invested as of March 31, 1997 and 1996, respectively. The 1997 financial statements contain information for Riverplace and Deerfield through the respective dates of sale and foreclosure. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         For the three months ended
                                                 March 31,
                                        -----------------------------
                                            1997            1996
                                        ------------    ------------
Revenue:
  Rental revenue                        $  2,158,679    $  2,378,404
  Other                                      103,618         111,274
                                        ------------    ------------
                                           2,262,297       2,489,678
                                        ------------    ------------

Expenses:
  Operating                                1,189,421       1,266,659
  Interest                                   761,802         827,641
  Depreciation and amortization              392,332         448,587
                                        ------------    ------------
                                           2,343,555       2,542,887
                                        ------------    ------------
Net loss                                $    (81,258)   $    (53,209)
                                        ============    ============


     As of March 31, 1997 and December 31, 1996, the Partnership's share of cumulative losses to date for three of the six and five of the eight Local Partnerships, respectively, exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $7,219,271 and $7,074,859, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $15,015 and $33,228 for the three months ended March 31, 1997 and 1996, respectively, as direct reimburse-ment of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,482 for each of the three months ended March 31, 1997 and 1996.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,256,687 and $1,266,939 as of March 31, 1997 and December 31, 1996, respectively, along with future cash distributions from Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership's remaining obligations with respect to its investment in Local Partnerships of $250,000, excluding purchase money notes and accrued interest, is not in excess of its capital resources. As of April 25, 1997, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus the accrued interest of $4,750,155 as of March 31, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied, as discussed below. The remaining purchase money notes mature from 2001 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     As of March 31, 1997 and December 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

     Purchase money notes relating to River Place, Ltd. (River Place) totalling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place over a

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

two-year period. Under the terms of the agreement, the purchase money note maturity dates were extended to February 1, 1997, with interest to accrue from January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations in effect at January 1, 1996 (5.65%), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place were applied towards any unforgiven purchase money note interest accrued prior to December 31, 1994. For the three months ended March 31, 1997 and 1996, cash flow distributions of $122,888 and $0, respectively, were paid directly by River Place to the noteholders to be applied to such interest.

     On December 31, 1995, the noteholders purchased a 9.9% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $250,000 and $306,015, respectively, resulting in a net financial statement gain and a net federal tax gain of $258,957 and $470,855, respectively, in 1995. On January 2, 1996, the noteholders purchased an additional 39.6% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $1,000,000 and $1,661,553, respectively, resulting in a net financial statement gain and a net federal tax gain of approximately $1.5 million and approximately $2.3 million, respectively, in 1996. On February 18, 1997, certain of the noteholders holding notes with an outstanding principal and accrued interest balance of $650,000 and $1,348,641, respectively, foreclosed on 25.73% of the Partnership's remaining 49.49% interest in River Place, resulting in a net financial statement gain of approximately $1.4 million in 1997. The federal tax gain is estimated to be approximately $1.9 million. On February 21, 1997, the noteholders purchased the Partnership's remaining 23.76% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $600,000 and $434,616, respectively, resulting in a net financial statement gain in 1997 of approximately $468,000. The federal tax gain is estimated to be approximately $915,000. As a result of the noteholders' purchase of the Partnership's remaining interest in River Place, Ltd., the Partnership no longer has an ownership interest in the Local Partnership. In accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, has transferred its .01% general partner interest in River Place, Ltd. to the noteholders and/or their assignees. Pursuant to the agreement, the noteholders or an affiliate paid a fee into escrow to the Partnership of $35,000. This fee plus interest accrued thereon totaling $1,353 was released to the Partnership in accordance with the agreement with the noteholders, on March 17, 1997.

     The Partnership's investment in River Place represented approximately 0% and 36% of the Partnership's total assets as of March 31, 1997 and December 31, 1996, respectively. In addition, for the three months ended March 31, 1997 and 1996, distributions from River Place, Ltd. represented approximately 100% and 0%, respectively, of total distributions from Local Partnerships. During 1997 and 1996, 100% of the distributions from River Place were paid directly to the purchase money note holders. The Partnership's share of income from River Place was approximately $12,500 and $24,000 for the periods ended March 31, 1997 and 1996, respectively.

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of April 29, 1997,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

principal and accrued interest totalling $230,000 and $447,612, respectively, were due. The Managing General Partner made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. The Managing General Partner has subsequently made a counter-offer for a nine-year extension, and as of April 29, 1997, the Managing General Partner is awaiting a response from the purchase money note holders. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders.
Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend such action. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     The Partnership defaulted on its purchase money notes relating to Deerfield when the notes matured on January 1, 1997 and were not paid. The default amount

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

included principal and accrued interest of $250,000 and $623,068, respectively. Since the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership, the Partnership's obligation regarding the purchase money note was retired in conjunction with the transfer of ownership in Deerfield to the new mortgagee. The Partnership's investment in Deerfield had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Deerfield were fully amortized as of December 31, 1995 in order to record the investment at its net realizable value. As a result of the foreclosure on the Deerfield property, the Partnership's purchase money note obligation was forgiven and resulted in a net financial statement gain of approximately $875,000. The federal tax gain is estimated to be approximately $3.1 million.

     During prior years, the Partnership loaned a total of $199,087 to Deerfield to fund operating deficits. For financial statement purposes, these loans have been reduced to zero as they were deemed uncollectible. During 1996, the Partnership received net payments from Deerfield on these advances of $71,405. As these payments were in excess of the Partnership's investment in Deerfield, they were included as income from partnerships during 1996. The Partnership does not anticipate further payment from Deerfield due to the transfer of the property to the new mortgagee.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1997, cash and cash equivalents decreased due to the timing of receipt of cash distributions from the Local Partnerships. The Partnership anticipates that future cash distributions from the Local Partnerships will be adequate to support operating requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended March 31, 1997 increased from the corresponding period in 1996 primarily due to the extraordinary gain on disposition of investment and forgiveness of accrued interest related to the sale and foreclosure of the Partnership's remaining interest in River Place and Deerfield, as discussed above. Contributing to the increase in the Partnership's net income was an increase in interest and other income primarily due to the receipt of cash previously held in escrow related to River Place, as discussed above. Partially offsetting the increase in the Partnership's net income was a decrease in share of income from partnerships principally due to the repayment of an advance received from one Local Partnership during 1996 which had previously been written off and higher operating costs at one property during 1997.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1997 did not include losses of $144,412, compared to excluded losses of $159,114 for the three months ended March 31, 1996, respectively.

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of March 31, 1997 and December 31, 1996, accrued interest was $228,095 and $222,188, respectively.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of April 29, 1997, principal and accrued interest totalling $230,000 and $447,612, respectively, were due. The Managing General Partner made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. The Managing General Partner has subsequently made a counter-offer for a nine-year extension, and as of April 29, 1997, the Managing General Partner is awaiting a response from the purchase money note holders. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders.
Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend such action. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1997.

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

                                CAPITAL REALTY INVESTORS-85
                                    LIMITED PARTNERSHIP
                                        (Registrant)


                                By: C.R.I., Inc.
                                    Managing General Partner


April 29, 1997                  By: /s/ Susan R. Campbell
-------------------------           ---------------------------------
Date                                Susan R. Campbell
                                    Senior Vice President


                                    Signing on behalf of the
                                      Registrant and as Acting
                                      Chief Accounting Officer,
                                      Principal Financial and
                                      Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically