Form 10-Q
period 1997-06-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1997-07-18
CIK 770895

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1997
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


         Class                         Outstanding at June 30, 1997
--------------------------         --------------------------------------
    (Not applicable)                          (Not applicable)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1997 and
            December 31, 1996 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three and six months ended June 30, 1997
            and 1996  . . . . . . . . . . . . . . . . . . . .        2

          Consolidated Statements of Cash Flows - for the
            six months ended June 30, 1997 and 1996 . . . . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       11

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       17

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       17

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       18

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . .       19

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                   June 30,       December 31,
                                                     1997            1996
                                                 -------------    ------------
                                                  (Unaudited)
Investments in and advances to partnerships      $     569,685    $     707,182
Investment in partnership held for sale                     --        1,303,669
Cash and cash equivalents                            1,661,056        1,266,939
Acquisition fees, principally paid to related
  parties, net of accumulated amortization of
  $112,190 and $141,860, respectively                  185,711          190,677
Property purchase costs, net of accumulated
  amortization of $112,963 and $149,703,
  respectively                                         181,724          186,635
Other assets                                            11,056            4,524
                                                 -------------    -------------

      Total assets                               $   2,609,232    $   3,659,626
                                                 =============    =============



























                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                        LIABILITIES AND PARTNERS' DEFICIT


                                                   June 30,       December 31,
                                                     1997            1996
                                                 -------------    ------------
                                                  (Unaudited)
Due on investments in partnerships               $   2,522,600    $   4,022,600
Accrued interest payable                             5,048,771        7,116,193
Accounts payable and accrued expenses                   66,056           49,603
                                                 -------------    -------------
      Total liabilities                              7,637,427       11,188,396
                                                 -------------    -------------
Commitments and contingencies

Partners' capital (deficit):

Capital paid-in:
    General Partners                                     2,000            2,000
    Limited Partners                                21,202,500       21,202,500
                                                 -------------    -------------
                                                    21,204,500       21,204,500

  Less:
    Offering costs                                  (2,570,535)      (2,570,535)
    Accumulated losses                             (23,662,160)     (26,162,735)
                                                 -------------    -------------
      Total partners' deficit                       (5,028,195)      (7,528,770)
                                                 -------------    -------------

      Total liabilities and partners' deficit    $   2,609,232    $   3,659,626
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)

                                                               For the three months ended             For the six months ended
                                                                        June 30,                               June 30,
                                                              ----------------------------          ----------------------------
                                                                  1997            1996                  1997            1996
                                                              ------------    ------------          ------------    ------------
Share of income from partnerships                             $    242,062    $    166,913          $    293,085    $    345,302
                                                              ------------    ------------          ------------    ------------
Other revenue and expenses:
  Revenue:
    Interest and other income                                       32,464          20,617                90,692          39,885
                                                              ------------    ------------          ------------    ------------
  Expenses:
    Interest                                                       223,216         238,145               463,506         476,701
    General and administrative                                      14,923          44,669                53,159          79,723
    Management fee                                                  24,483          24,483                48,965          48,965
    Professional fees                                               19,170          34,690                34,955          52,281
    Amortization                                                     4,938           4,939                 9,877           9,878
                                                              ------------    ------------          ------------    ------------
                                                                   286,730         346,926               610,462         667,548
                                                              ------------    ------------          ------------    ------------
       Total other revenue and expenses                           (254,266)       (326,309)             (519,770)       (627,663)
                                                              ------------    ------------          ------------    ------------

Loss before extraordinary gain on disposition
  of investment in partnership                                     (12,204)       (159,396)             (226,685)       (282,361)

Extraordinary gain on disposition of investment
  in partnership or forgiveness of accrued interest                     --              --             2,727,260       1,472,332
                                                              ------------    ------------          ------------    ------------
Net (loss) income                                                  (12,204)       (159,396)            2,500,575       1,189,971

Accumulated losses, beginning of period                        (26,649,956)    (25,345,908)          (26,162,735)    (26,695,275)
                                                              ------------    ------------          ------------    ------------
Accumulated losses, end of period                             $(26,662,160)   $(25,505,304)         $(23,662,160)   $(25,505,304)
                                                              ============    ============          ============    ============

(Loss) income allocated to General Partners (1.51%)           $       (184)   $     (2,406)         $     37,759    $     17,969
                                                              ============    ============          ============    ============
(Loss) income allocated to Initial and Special
  Limited Partners (2.49%)                                    $       (304)   $     (3,969)         $     62,264    $     29,630
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                           CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                                             (Unaudited)

                                                               For the three months ended             For the six months ended
                                                                        June 30,                               June 30,
                                                              ----------------------------          ----------------------------
                                                                  1997            1996                  1997            1996
                                                              ------------    ------------          ------------    ------------
(Loss) income allocated to BAC Holders (96%)                  $    (11,716)   $   (153,021)         $  2,400,552    $  1,142,372
                                                              ============    ============          ============    ============
(Loss) income per BAC based on 21,195 and
  21,200 BACs outstanding at June 30, 1997
  and 1996, respectively                                      $      (0.55)   $      (7.21)         $     113.26    $      53.89
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)


                                                                                           For the six months ended
                                                                                                   June 30,
                                                                                         ----------------------------
                                                                                             1997            1996
                                                                                         ------------    ------------
Cash flows from operating activities:
  Net income                                                                             $  2,500,575    $  1,189,971

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships                                                        (293,085)       (345,302)
    Increase in accrued interest receivable on advances to
      partnerships                                                                            (11,812)         (9,974)
    Amortization of deferred costs                                                              9,877           9,878
    Payment of purchase money note interest                                                  (122,888)             --
    Extraordinary gain on disposition of investment in partnership                         (2,727,260)     (1,472,332)

    Changes in assets and liabilities:
      (Increase) decrease in other assets                                                      (6,532)          1,376
      Increase in accrued interest payable                                                    463,506         476,701
      Increase in accounts payable and accrued expenses                                        16,453          15,987
                                                                                         ------------    ------------
         Net cash used in operating activities                                               (171,166)       (133,695)
                                                                                         ------------    ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                  565,283         151,961
  Repayment of advances to partnerships                                                            --         118,194
  Investments in and advances to partnership                                                       --        (122,201)
                                                                                         ------------    ------------
         Net cash provided by investing activities                                            565,283         147,954
                                                                                         ------------    ------------
Net increase in cash and cash equivalents                                                     394,117          14,259

Cash and cash equivalents, beginning of period                                              1,266,939       1,151,683
                                                                                         ------------    ------------
Cash and cash equivalents, end of period                                                 $  1,661,056    $  1,165,942
                                                                                         ============    ============








                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of June 30, 1997 and December 31, 1996 and its consolidated results of operations for the three and six months ended June 30, 1997 and 1996 and its consolidated cash flows for the six months ended June 30, 1997 and 1996.

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus the accrued interest of $4,973,371 as of June 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied, as discussed below. The remaining purchase money notes mature from 2001 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1997 was $223,216 and $463,506, respectively and $238,145 and $476,701 for the three and six months ended June 30, 1996, respectively. The accrued interest on the purchase money notes of $4,973,371 and $7,040,793 as of June 30, 1997 and December 31, 1996, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow,

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

as defined in the relevant Local Partnership agreements.

     As of June 30, 1997 and December 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

     Purchase money notes relating to River Place, Ltd. (River Place) totalling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place over a two-year period. Under the terms of the agreement, the purchase money note maturity dates were extended to February 1, 1997, with interest to accrue from January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations in effect at January 1, 1996 (5.65%), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place were applied towards any unforgiven purchase money note interest accrued prior to December 31, 1994. For the six months ended June 30, 1997 and 1996, cash flow distributions of $122,888 and $0, respectively, were paid directly by River Place to the noteholders to be applied to such interest.

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

     The Partnership's investment in River Place represented approximately 0%

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

and 36% of the Partnership's total assets as of June 30, 1997 and December 31, 1996, respectively. In addition, for the six months ended June 30, 1997 and 1996, distributions from River Place, Ltd. represented approximately 22% and 0%, respectively, of total distributions from Local Partnerships. During 1997 and 1996, 100% of the distributions from River Place were paid directly to the purchase money note holders. The Partnership's share of income from River Place was approximately $23,000 and $49,000 for the periods ended June 30, 1997 and 1996, respectively.

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of July 18, 1997, principal and accrued interest totalling $230,000 and $461,994, respectively, were due. The Managing General Partner made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage provisional workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. The Managing General Partner has subsequently made a counter-offer for a nine-year extension, and as of July 18, 1997, the Managing General Partner is awaiting a response from the purchase money note holders. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Additionally, the holder of a loan secured by the mortgage on Paradise Foothills has purported to terminate the provisional workout agreement related to the property. The Managing General Partner is disputing the purported termination, and as of July 18, 1997, the parties are discussing a resolution. Should the noteholders or the mortgagee begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend such action. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of June 30, 1997 and December 31, 1996, accrued interest was $234,001 and $222,188, respectively.

     Effective July 1, 1993, the maturity date of the Springfield Apartments' (Springfield) first mortgage loan was extended to June 30, 1996. Springfield received a 30-day extension, thereby extending the mortgage loan to July 30, 1996. On July 17, 1996, Springfield closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.63%, up

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

from a fixed annual percentage rate of 6.88% on the old mortgage loan. The Partnership made advances to Springfield through February 1994 related to the old mortgage. Additionally, on April 30, 1996, the Partnership loaned $64,000 to Springfield for a good faith deposit made in connection with the new mortgage loan. During the six months ended June 30, 1997 and 1996, Springfield paid $125,000 and $59,992 to the Partnership as repayment of advances. As of June 30, 1997 and December 31, 1996, non-interest-bearing loans to Springfield totalled $169,549 and $294,549, respectively. There is no assurance that Springfield will be able to repay the remaining balance of these loans.

     Effective August 1, 1993, the maturity date of the Devonshire Apartments' (Devonshire) first mortgage loan was extended to July 31, 1996. Devonshire received a 30-day extension, thereby extending the mortgage loan to August 31, 1996. On August 9, 1996, Devonshire closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.31%, up from a fixed annual percentage rate of 6.74% on the old mortgage loan. On April 30, 1996, the Partnership loaned $47,000 to Devonshire for a good faith deposit made in connection with the new mortgage loan. As of June 30, 1996, Devonshire had repaid this loan from the Partnership in full.

     The Partnership was informed in 1996 by Equity Resources Bay Fund (Bay
Fund), a Massachusetts limited partnership which is affiliated with Equity Resources Group, the general partner of various partnerships that are limited partners in the Partnership, and in 1997 by Smithtown Bay, LLC (Smithtown) that they may initiate a tender offer to purchase additional BACs in the Partnership, but in no case more than a 5% interest in the Partnership. Bay Fund and Smithtown, which are unaffiliated with CRI, have stated that they may make the offers for the express purpose of holding the BACs as a long-term investment and not with a view to resale. Neither Bay Fund nor Smithtown have indicated the price per BAC which they may offer for the BACs in the Partnership. In the event that a tender offer is initiated by either of these entities, the purchase price will be determined solely at the discretion of the entities and may not necessarily represent the fair market value of the BACs. The General Partner takes no position as to recommending or not recommending these entities to make an offer, nor will it take a position as to recommending or not recommending either of the offers to investors, in the event that an offer is made.

     Other than the potential Bay Fund or Smithtown offers, it is not anticipated that there will be any other market for resale of BACs in the Partnership. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. There is no assurance that Bay Fund or Smithtown will initiate a tender offer.

     The following are combined statements of operations for the six and eight Local Partnerships in which the Partnership had invested as of June 30, 1997 and 1996, respectively. The 1997 financial statements contain information for River Place and Deerfield through the respective dates of sale and foreclosure. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                    For the three months ended       For the six months ended
                             June 30,                         June 30,
                   -----------------------------   -----------------------------
                       1997            1996            1997             1996
                   ------------    ------------    ------------     ------------
Revenue:
  Rental revenue   $  1,998,265    $  2,386,895    $  4,156,944     $  4,765,299
  Other                  99,353         105,593         202,971          216,867
                   ------------    ------------    ------------     ------------
                      2,097,618       2,492,488       4,359,915        4,982,166
                   ------------    ------------    ------------     ------------

Expenses:
  Operating             891,349       1,157,008       2,080,770        2,423,667
  Interest              733,850         827,644       1,495,652        1,655,285
  Depreciation
    and
    amortization        361,288         448,588         753,620          897,175
                   ------------    ------------    ------------     ------------
                      1,986,487       2,433,240       4,330,042        4,976,127
                   ------------    ------------    ------------     ------------
Net loss           $    111,131    $     59,248    $     29,873     $      6,039
                   ============    ============    ============     ============

     As of June 30, 1997 and December 31, 1996, the Partnership's share of cumulative losses to date for three of the six and five of the eight Local Partnerships, respectively, exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $7,363,683 and $7,074,859, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $19,167 and $34,182 for the three and six months ended June 30, 1997, respectively and $33,313 and $66,541 for the three and six months ended June 30, 1996, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   RELATED-PARTY TRANSACTIONS - Continued

$24,482 and $48,965 for the three and six months, ended June 30, 1997 and 1996, respectively.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,661,056 and $1,266,939 as of June 30, 1997 and December 31, 1996, respectively, along with future cash distributions from Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership's remaining obligations with respect to its investment in Local Partnerships of $250,000, excluding purchase money notes and accrued interest, is not in excess of its capital resources. As of July 16, 1997, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus the accrued interest of $4,973,371 as of June 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied, as discussed below. The remaining purchase money notes mature from 2001 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     As of June 30, 1997 and December 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

     Purchase money notes relating to River Place, Ltd. (River Place) totalling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place over a

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

two-year period. Under the terms of the agreement, the purchase money note maturity dates were extended to February 1, 1997, with interest to accrue from January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations in effect at January 1, 1996 (5.65%), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place were applied towards any unforgiven purchase money note interest accrued prior to December 31, 1994. For the six months ended June 30, 1997 and 1996, cash flow distributions of $122,888 and $0, respectively, were paid directly by River Place to the noteholders to be applied to such interest.

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

     The Partnership's investment in River Place represented approximately 0% and 36% of the Partnership's total assets as of June 30, 1997 and December 31, 1996, respectively. In addition, for the three months ended June 30, 1997 and 1996, distributions from River Place, Ltd. represented approximately 22% and 0%, respectively, of total distributions from Local Partnerships. During 1997 and 1996, 100% of the distributions from River Place were paid directly to the purchase money note holders. The Partnership's share of income from River Place was approximately $23,000 and $49,000 for the periods ended June 30, 1997 and 1996, respectively.

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of July 18, 1997, principal

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

and accrued interest totalling $230,000 and $461,994, respectively, were due. The Managing General Partner made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage provisional workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. The Managing General Partner has subsequently made a counter-offer for a nine-year extension, and as of July 18, 1997, the Managing General Partner is awaiting a response from the purchase money note holders. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Additionally, the holder of a loan secured by the mortgage on Paradise Foothills has purported to terminate the provisional workout agreement related to the property. The Managing General Partner is disputing the purported termination, and as of July 18, 1997, the parties are discussing a resolution. Should the noteholders or the mortgagee begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend such action. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. During the six months ended June 30, 1997, the receipt of distributions from Local Partnerships was adequate to support operating requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended June 30, 1997 decreased from the corresponding period in 1996 primarily due to an increase in share of income from partnerships primarily due to increased rental income resulting from increased occupancy at one property during 1997. Contributing to the decrease in the Partnership's net loss was a decrease in general and administrative expenses due to decreased payroll costs, a decrease in professional fees due to legal costs incurred during 1996 associated with the Deerfield bankruptcy proceedings and decreased interest expense due to the forgiveness of outstanding debt and accrued interest related to Deerfield and River Place, Ltd., as discussed above.

     The Partnership's net income for the six months ended June 30, 1997 increased from the corresponding period during 1996 primarily due to an increase in the extraordinary gain on disposition of investment and forgiveness of accrued interest related to the sale and foreclosure of the Partnership's remaining interest in River Place and Deerfield, as discussed above and an increase in interest and other income primarily due to the receipt of cash previously held in escrow related to River Place, as discussed above. Also contributing to the increase in the Partnership's net income was a decrease in interest expense, general and administrative expenses and professional fees, as discussed above. Partially offsetting the increase in the Partnership's net

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

income was a decrease in share of income from partnerships principally due to the repayment of an advance received from one Local Partnership during 1996 which had previously been written off and higher operating costs at one property during 1997.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1997 did not include losses of $144,412 and $288,824, respectively, compared to excluded losses of $432,823 and $591,937 for the three and six months ended June 30, 1996, respectively.

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of June 30, 1997 and December 31, 1996, accrued interest was $234,001 and $222,188, respectively.

     Effective July 1, 1993, the maturity date of the Springfield Apartments' (Springfield) first mortgage loan was extended to June 30, 1996. Springfield received a 30-day extension, thereby extending the mortgage loan to July 30, 1996. On July 17, 1996, Springfield closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.63%, up from a fixed annual percentage rate of 6.88% on the old mortgage loan. The Partnership made advances to Springfield through February 1994 related to the old mortgage. Additionally, on April 30, 1996, the Partnership loaned $64,000 to Springfield for a good faith deposit made in connection with the new mortgage loan. During the six months ended June 30, 1997 and 1996, Springfield paid $0 and $59,992 to the Partnership as repayment of advances. As of June 30, 1997 and December 31, 1996, non-interest-bearing loans to Springfield totalled $169,549 and $294,549, respectively. There is no assurance that Springfield will be able to repay the remaining balance of these loans.

     Effective August 1, 1993, the maturity date of the Devonshire Apartments' (Devonshire) first mortgage loan was extended to July 31, 1996. Devonshire received a 30-day extension, thereby extending the mortgage loan to August 31, 1996. On August 9, 1996, Devonshire closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.31%, up from a fixed annual percentage rate of 6.74% on the old mortgage loan. On April 30, 1996, the Partnership loaned $47,000 to Devonshire for a good faith deposit made in connection with the new mortgage loan. As of June 30, 1996, Devonshire had repaid this loan from the Partnership in full.

                                     General
                                     -------

     The Partnership was informed in 1996 by Equity Resources Bay Fund (Bay
Fund), a Massachusetts limited partnership which is affiliated with Equity Resources Group, the general partner of various partnerships that are limited partners in the Partnership, and in 1997 by Smithtown Bay, LLC (Smithtown) that they may initiate a tender offer to purchase additional BACs in the Partnership, but in no case more than a 5% interest in the Partnership. Bay Fund and Smithtown, which are unaffiliated with CRI, have stated that they may make the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

offers for the express purpose of holding the BACs as a long-term investment and not with a view to resale. Neither Bay Fund nor Smithtown have indicated the price per BAC which they may offer for the BACs in the Partnership. In the event that a tender offer is initiated by either of these entities, the purchase price will be determined solely at the discretion of the entities and may not necessarily represent the fair market value of the BACs. The General Partner takes no position as to recommending or not recommending these entities to make an offer, nor will it take a position as to recommending or not recommending either of the offers to investors, in the event that an offer is made.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of July 18, 1997, principal and accrued interest totalling $230,000 and $461,994, respectively, were due. The Managing General Partner made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage provisional workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. The Managing General Partner has subsequently made a counter-offer for a nine-year extension, and as of July 18, 1997, the Managing General Partner is awaiting a response from the purchase money note holders. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Additionally, the holder of a loan secured by the mortgage on Paradise Foothills has purported to terminate the provisional workout agreement related to the property. The Managing General Partner is disputing the purported termination, and as of July 18, 1997, the parties are discussing a resolution. Should the noteholders or the mortgagee begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend such action. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1997.

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

                                CAPITAL REALTY INVESTORS-85
                                    LIMITED PARTNERSHIP
                                        (Registrant)


                                By: C.R.I., Inc.
                                    Managing General Partner


July 18, 1997                   By: /s/ Susan R. Campbell
-------------------------           ---------------------------------
Date                                Susan R. Campbell
                                    Executive Vice President and
                                      Chief Operating Officer


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