Form 10-Q
period 1997-09-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1997-10-23
CIK 770895

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1997
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


         Class                         Outstanding at September 30, 1997
--------------------------         ---------------------------------------
    (Not applicable)                          (Not applicable)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1997 and
            December 31, 1996 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three and nine months ended September 30, 1997
            and 1996  . . . . . . . . . . . . . . . . . . . .        2

          Consolidated Statements of Cash Flows - for the
            nine months ended September 30, 1997 and 1996 . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       11

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       16

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       17

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       18

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . .       19

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                     CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                             CONSOLIDATED BALANCE SHEETS

                                      ASSETS


                                                                                             September 30,    December 31,
                                                                                                 1997            1996
                                                                                             -------------    ------------
                                                                                              (Unaudited)
Investments in and advances to partnerships                                                  $     500,784    $     707,182
Investment in partnership held for sale                                                                 --        1,303,669
Cash and cash equivalents                                                                        1,844,997        1,266,939
Acquisition fees, principally paid to related parties, net of accumulated amortization of $114,673 and $141,860,
  respectively                                                                                     183,228          190,677
Property purchase costs, net of accumulated amortization of
  $115,420 and $149,703, respectively                                                              179,268          186,635
Other assets                                                                                         6,146            4,524
                                                                                             -------------    -------------

      Total assets                                                                           $   2,714,423    $   3,659,626
                                                                                             =============    =============

                            LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                           $   2,522,600    $   4,022,600
Accrued interest payable                                                                         5,271,986        7,116,193
Accounts payable and accrued expenses                                                               63,414           49,603
                                                                                             -------------    -------------
      Total liabilities                                                                          7,858,000       11,188,396
                                                                                             -------------    -------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                 2,000            2,000
    Limited Partners                                                                            21,202,500       21,202,500
                                                                                             -------------    -------------
                                                                                                21,204,500       21,204,500

  Less:
    Offering costs                                                                              (2,570,535)      (2,570,535)
    Accumulated losses                                                                         (23,777,542)     (26,162,735)
                                                                                             -------------    -------------
      Total partners' deficit                                                                   (5,143,577)      (7,528,770)
                                                                                             -------------    -------------
      Total liabilities and partners' deficit                                                $   2,714,423    $   3,659,626
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                     CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                                               For the three months ended          For the nine months ended
                                                                      September 30,                       September 30,
                                                              ----------------------------       ----------------------------
                                                                  1997            1996               1997            1996
                                                              ------------    ------------       ------------    ------------
Share of income (loss) from partnerships                      $    144,667    $    (58,486)      $    437,752    $    286,816
                                                              ------------    ------------       ------------    ------------
Other revenue and expenses:
  Revenue:
    Interest and other income                                       22,859          22,402            113,551          62,287
                                                              ------------    ------------       ------------    ------------
  Expenses:
    Interest                                                       223,215         238,145            686,721         714,846
    General and administrative                                      18,058          37,545             71,217         117,268
    Management fee                                                  24,482          24,482             73,447          73,447
    Professional fees                                               12,214          22,938             47,169          75,219
    Amortization                                                     4,939           4,939             14,816          14,817
                                                              ------------    ------------       ------------    ------------
                                                                   282,908         328,049            893,370         995,597
                                                              ------------    ------------       ------------    ------------
       Total other revenue and expenses                           (260,049)       (305,647)          (779,819)       (933,310)
                                                              ------------    ------------       ------------    ------------

Net loss before extraordinary gain on disposition
  of investment in partnership or forgiveness
  of accrued interest                                             (115,382)       (364,133)          (342,067)       (646,494)

Extraordinary gain on disposition of investment
  in partnership or forgiveness of accrued interest                     --              --          2,727,260       1,472,332
                                                              ------------    ------------       ------------    ------------
Net (loss) income                                                 (115,382)       (364,133)         2,385,193         825,838

Accumulated losses, beginning of period                        (23,662,160)    (25,505,304)       (26,162,735)    (26,695,275)
                                                              ------------    ------------       ------------    ------------
Accumulated losses, end of period                             $(23,777,542)   $(25,869,437)      $(23,777,542)   $(25,869,437)
                                                              ============    ============       ============    ============
(Loss) income allocated to General Partners (1.51%)           $     (1,743)   $     (5,498)      $     36,016    $     12,470
                                                              ============    ============       ============    ============
(Loss) income allocated to Initial and Special
  Limited Partners (2.49%)                                    $     (2,873)   $     (9,067)      $     59,391    $     20,563
                                                              ============    ============       ============    ============
(Loss) income allocated to BAC Holders (96%)                  $   (110,767)   $   (349,568)      $  2,289,785    $    792,804
                                                              ============    ============       ============    ============
(Loss) income per BAC based on 21,195 BACs
  outstanding                                                 $      (5.23)   $     (16.48)      $     108.03    $      37.41
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                     CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)


                                                                                                 For the nine months ended
                                                                                                        September 30,
                                                                                               ----------------------------
                                                                                                   1997            1996
                                                                                               ------------    ------------
Cash flows from operating activities:
  Net income                                                                                   $  2,385,193    $    825,838

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships                                                              (437,752)       (286,816)
    Increase in accrued interest receivable on advances to
      partnerships                                                                                  (17,719)        (15,880)
    Amortization of deferred costs                                                                   14,816          14,817
    Payment of purchase money note interest                                                        (122,888)             --
    Extraordinary gain on disposition of investment in partnership                               (2,727,260)     (1,472,332)

    Changes in assets and liabilities:
      (Increase) decrease in other assets                                                            (1,622)          3,159
      Increase in accrued interest payable                                                          686,721         714,847
      Increase in accounts payable and accrued expenses                                              13,811          23,380
                                                                                               ------------    ------------
         Net cash used in operating activities                                                     (206,700)       (192,987)
                                                                                               ------------    ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        528,558         335,539
  Repayment of advances to partnerships                                                             256,200         181,892
  Investments in and advances to partnerships                                                            --        (122,201)
                                                                                               ------------    ------------
         Net cash provided by investing activities                                                  784,758         395,230
                                                                                               ------------    ------------

Net increase in cash and cash equivalents                                                           578,058         202,243

Cash and cash equivalents, beginning of period                                                    1,266,939       1,151,683
                                                                                               ------------    ------------
Cash and cash equivalents, end of period                                                       $  1,844,997    $  1,353,926
                                                                                               ============    ============







                    The accompanying notes are an integral part of
                        these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of September 30, 1997 and December 31, 1996 and its consolidated results of operations for the three and nine months ended September 30, 1997 and 1996 and its consolidated cash flows for the nine months ended September 30, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1996.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus the accrued interest of $5,196,586 as of September 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied, as discussed below. The remaining purchase money notes mature from 2001 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1997 was $223,215 and $686,721, respectively and $238,145 and $714,846 for the three and nine months ended September 30, 1996, respectively. The accrued interest on the purchase money notes of $5,196,586 and $7,040,793 as of September 30, 1997 and December 31, 1996,

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

     As of September 30, 1997 and December 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

     Purchase money notes relating to River Place, Ltd. (River Place) totaling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place over a two-year period. Under the terms of the agreement, the purchase money note maturity dates were extended to February 1, 1997, with interest to accrue from January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations in effect at January 1, 1996 (5.65%), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place were applied toward any unforgiven purchase money note interest accrued prior to December 31, 1994. For the nine months ended September 30, 1997 and 1996, cash flow distributions of $122,888 and $0, respectively, were paid directly by River Place to the noteholders to be applied to such interest.

     On December 31, 1995, the noteholders purchased a 9.9% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $250,000 and $306,015, respectively, resulting in a net financial statement gain and a net federal tax gain of $258,957 and $470,855, respectively, in 1995. On January 2, 1996, the noteholders purchased an additional 39.6% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $1,000,000 and $1,661,553, respectively, resulting in a net financial statement gain and a net federal tax gain of approximately $1.5 million and approximately $2.3 million, respectively, in 1996. On February 18, 1997, certain of the noteholders holding notes with an outstanding principal and accrued interest balance of $650,000 and $1,348,641, respectively, foreclosed on 25.73% of the Partnership's remaining 49.49% interest in River Place, resulting in an estimated net financial statement gain of approximately $1.4 million in 1997. The federal tax gain is estimated to be approximately $1.9 million. On February 21, 1997, the noteholders purchased the Partnership's remaining 23.76% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $600,000 and $434,616, respectively, resulting in an estimated net financial statement gain in 1997 of approximately $468,000. The federal tax gain is estimated to be approximately $915,000. As a result of the noteholders' purchase of the Partnership's remaining interest in River Place, Ltd., the Partnership no longer has an ownership interest in the Local Partnership. In accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, has transferred its .01% general partner interest in River Place, Ltd. to the noteholders and/or their assignees. Pursuant to the agreement, the noteholders or an affiliate paid a fee into escrow to the Partnership of $35,000. This fee

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

plus interest accrued thereon totaling $1,353 was released to the Partnership in accordance with the agreement with the noteholders, on March 17, 1997.

     The Partnership's investment in River Place represented approximately 0% and 36% of the Partnership's total assets as of September 30, 1997 and December 31, 1996, respectively. In addition, for the nine months ended September 30, 1997 and 1996, distributions from River Place, Ltd. represented approximately 23% and 0%, respectively, of total distributions from Local Partnerships. During 1997 and 1996, 100% of the distributions from River Place were paid directly to the purchase money note holders. The Partnership's share of income
(loss) from River Place was approximately $0 and $23,000 for the three and nine months ended September 30, 1997, respectively, and $(7,373) and $42,105 for the three and nine months ended September 30, 1996.

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of October 23, 1997, principal and accrued interest totaling $230,000 and $479,434, respectively, were due. The Managing General Partner made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage provisional workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. The Managing General Partner has subsequently made a counter-offer for a nine-year extension, and as of October 23, 1997, the Managing General Partner is awaiting a response from the purchase money note holders. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Additionally, the holder of a loan secured by the mortgage on Paradise Foothills has purported to terminate the provisional workout agreement related to the property. The Managing General Partner is disputing the purported termination, and as of October 23, 1997, the parties are discussing a resolution. Should the noteholders or the mortgagee begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend such action. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     All net cash flow generated by Deerfield prior to the foreclosure was applied toward outstanding accrued interest on the defaulted first mortgage loan. On April 25, 1996, the Partnership received $81,736 which represented the release of the operating account for the Local Partnership.

     The Partnership defaulted on its purchase money notes relating to Deerfield when the notes matured on January 1, 1997 and were not paid. The default amount included principal and accrued interest of $250,000 and $623,068, respectively. Since the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership, the Partnership's obligation regarding the purchase money note was retired in conjunction with the transfer of ownership in Deerfield to the new mortgagee. The Partnership's investment in Deerfield had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Deerfield were fully amortized as of December 31, 1995 in order to record the investment at its net realizable value. As a result of the foreclosure on the Deerfield property, the Partnership's purchase money note obligation was forgiven and resulted in an estimated net financial statement gain of approximately $875,000. The federal tax gain is estimated to be approximately $3.1 million.

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

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of September 30, 1997 and December 31, 1996, accrued interest was $239,907 and $222,188, respectively.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Effective July 1, 1993, the maturity date of the Springfield Apartments' (Springfield) first mortgage loan was extended to June 30, 1996. Springfield received a 30-day extension, thereby extending the mortgage loan to July 30, 1996. On July 17, 1996, Springfield closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.63%, up from a fixed annual percentage rate of 6.88% on the old mortgage loan. The Partnership made advances to Springfield through February 1994 related to the old mortgage. Additionally, on April 30, 1996, the Partnership loaned $64,000 to Springfield for a good faith deposit made in connection with the new mortgage loan. During the nine months ended September 30, 1997 and 1996, Springfield paid $256,200 and $123,690 to the Partnership as repayment of advances. As of September 30, 1997 and December 31, 1996, non-interest-bearing loans to Springfield totalled $38,349 and $294,549, respectively. There is no assurance that Springfield will be able to repay the remaining balance of these loans.

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

     The following are combined statements of operations for the six and eight Local Partnerships in which the Partnership had invested as of September 30, 1997 and 1996, respectively. The 1997 financial statements contain information for River Place and Deerfield through the respective dates of sale and foreclosure. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                           For the three months ended            For the nine months ended
                                                                  September 30,                         September 30,
                                                          -----------------------------        -----------------------------
                                                              1997             1996                1997             1996
                                                          ------------     ------------        ------------     ------------
Revenue:
  Rental revenue                                          $  1,976,221     $  2,395,854        $  6,133,165     $  7,161,153
  Other                                                         97,031          113,313             300,002          330,180
                                                          ------------     ------------        ------------     ------------
                                                             2,073,252        2,509,167           6,433,167        7,491,333
                                                          ------------     ------------        ------------     ------------

Expenses:
  Operating                                                    977,013        1,464,558           3,057,783        3,888,225
  Interest                                                     733,846          827,639           2,229,498        2,482,924
  Depreciation and amortization                                361,284          448,586           1,114,904        1,345,761
                                                          ------------     ------------        ------------     ------------
                                                             2,072,143        2,740,783           6,402,185        7,716,910
                                                          ------------     ------------        ------------     ------------
Net income (loss)                                         $      1,109     $   (231,616)       $     30,982     $   (225,577)
                                                          ============     ============        ============     ============


     As of September 30, 1997 and December 31, 1996, the Partnership's share of cumulative losses to date for two of the six and five of the eight Local Partnerships, respectively, exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $7,508,095 and $7,074,859, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $13,083 and $47,265 for the three and nine months ended September 30, 1997, respectively and $33,213 and $99,754 for the three and nine months ended September 30, 1996, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,482 and $73,447 for the three and nine months, ended September 30, 1997 and 1996, respectively.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,844,997 and $1,266,939 as of September 30, 1997 and December 31, 1996, respectively, along with future cash distributions from Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of October 20, 1997, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus the accrued interest of $5,196,586 as of September 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied, as discussed below. The remaining purchase money notes mature from 2001 to 2003. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     As of September 30, 1997 and December 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

     Purchase money notes relating to River Place, Ltd. (River Place) totaling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partner interest in River Place over a two-year period. Under the terms of the agreement, the purchase money note maturity dates were extended to February 1, 1997, with interest to accrue from

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations in effect at January 1, 1996 (5.65%), compounded annually. Purchase money note interest of $821,528 which accrued during 1995 has been forgiven by the noteholders as part of the agreement. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place were applied toward any unforgiven purchase money note interest accrued prior to December 31, 1994. For the nine months ended September 30, 1997 and 1996, cash flow distributions of $122,888 and $0, respectively, were paid directly by River Place to the noteholders to be applied to such interest.

     On December 31, 1995, the noteholders purchased a 9.9% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $250,000 and $306,015, respectively, resulting in a net financial statement gain and a net federal tax gain of $258,957 and $470,855, respectively, in 1995. On January 2, 1996, the noteholders purchased an additional 39.6% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $1,000,000 and $1,661,553, respectively, resulting in a net financial statement gain and a net federal tax gain of approximately $1.5 million and approximately $2.3 million, respectively, in 1996. On February 18, 1997, certain of the noteholders holding notes with an outstanding principal and accrued interest balance of $650,000 and $1,348,641, respectively, foreclosed on 25.73% of the Partnership's remaining 49.49% interest in River Place, resulting in an estimated net financial statement gain of approximately $1.4 million in 1997. The federal tax gain is estimated to be approximately $1.9 million. On February 21, 1997, the noteholders purchased the Partnership's remaining 23.76% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $600,000 and $434,616, respectively, resulting in an estimated net financial statement gain in 1997 of approximately $468,000. The federal tax gain is estimated to be approximately $915,000. As a result of the noteholders' purchase of the Partnership's remaining interest in River Place, Ltd., the Partnership no longer has an ownership interest in the Local Partnership. In accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, has transferred its .01% general partner interest in River Place, Ltd. to the noteholders and/or their assignees. Pursuant to the agreement, the noteholders or an affiliate paid a fee into escrow to the Partnership of $35,000. This fee plus interest accrued thereon totaling $1,353 was released to the Partnership in accordance with the agreement with the noteholders, on March 17, 1997.

     The Partnership's investment in River Place represented approximately 0% and 36% of the Partnership's total assets as of September 30, 1997 and December 31, 1996, respectively. In addition, for the nine months ended September 30, 1997 and 1996, distributions from River Place, Ltd. represented approximately 23% and 0%, respectively, of total distributions from Local Partnerships. During 1997 and 1996, 100% of the distributions from River Place were paid directly to the purchase money note holders. The Partnership's share of income
(loss) from River Place was approximately $0 and $23,000 for the three and nine months ended September 30, 1997, respectively, and $(7,373) and $42,105 for the three and nine months ended September 30, 1996.

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of October 23, 1997, principal and accrued interest totaling $230,000 and $479,434, respectively,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

were due. The Managing General Partner made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage provisional workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. The Managing General Partner has subsequently made a counter-offer for a nine-year extension, and as of October 23, 1997, the Managing General Partner is awaiting a response from the purchase money note holders. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Additionally, the holder of a loan secured by the mortgage on Paradise Foothills has purported to terminate the provisional workout agreement related to the property. The Managing General Partner is disputing the purported termination, and as of October 23, 1997, the parties are discussing a resolution. Should the noteholders or the mortgagee begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend such action. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     All net cash flow generated by Deerfield prior to the foreclosure was applied toward outstanding accrued interest on the defaulted first mortgage loan. On April 25, 1996, the Partnership received $81,736 which represented the release of the operating account for the Local Partnership.

     The Partnership defaulted on its purchase money notes relating to Deerfield when the notes matured on January 1, 1997 and were not paid. The default amount included principal and accrued interest of $250,000 and $623,068, respectively. Since the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership, the Partnership's obligation regarding the purchase money note was retired in conjunction with the transfer of ownership in Deerfield to the new mortgagee. The Partnership's investment in Deerfield had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Deerfield were fully amortized as of December 31, 1995 in order to record the investment at its net realizable value. As a result of the foreclosure on the Deerfield property, the Partnership's purchase money note obligation was forgiven and resulted in an estimated net financial statement gain of approximately $875,000. The federal tax gain is estimated to be approximately $3.1 million.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. During the nine months ended September 30, 1997, the receipt of distributions from Local Partnerships and repayment of advances to partnerships were adequate to support operating requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended September 30, 1997 decreased from the corresponding period in 1996 primarily due to an increase in the share of income from partnerships principally due to lower operating costs at one property during the third quarter of 1997. Contributing to the decrease in the Partnership's net loss was a decrease in general and administrative expenses due to decreased payroll costs.

     The Partnership's net income for the nine months ended September 30, 1997 increased from the corresponding period during 1996 primarily due to an increase in the extraordinary gain on disposition of investment or forgiveness of accrued interest related to the sale and foreclosure of the Partnership's remaining interest in River Place and Deerfield, as discussed above. Contributing to the increase in the Partnership's net income was an increase in share of income from partnerships principally due to increased rental income at one property resulting from increased occupancy. Also contributing to the increase in the Partnership's net income was an increase in interest and other income primarily due to the receipt of cash previously held in escrow related to River Place, a

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

decrease in general and administrative expenses, as discussed above, a decrease in interest expense due to forgiveness of debt related to the sale and foreclosure of River Place and Deerfield, as discussed above, and a decrease in professional fees due to legal costs incurred during 1996 associated with the Deerfield bankruptcy proceedings.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1997 did not include losses of $144,412 and $433,236, respectively, compared to excluded losses of $159,117 and $477,342 for the three and nine months ended September 30, 1996, respectively.

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of September 30, 1997 and December 31, 1996, accrued interest was $239,907 and $222,188, respectively.

     Effective July 1, 1993, the maturity date of the Springfield Apartments' (Springfield) first mortgage loan was extended to June 30, 1996. Springfield received a 30-day extension, thereby extending the mortgage loan to July 30, 1996. On July 17, 1996, Springfield closed on a 10 year mortgage loan with a new lender. The new mortgage has a fixed annual percentage rate of 9.63%, up from a fixed annual percentage rate of 6.88% on the old mortgage loan. The Partnership made advances to Springfield through February 1994 related to the old mortgage. Additionally, on April 30, 1996, the Partnership loaned $64,000 to Springfield for a good faith deposit made in connection with the new mortgage loan. During the nine months ended September 30, 1997 and 1996, Springfield paid $256,200 and $123,690 to the Partnership as repayment of advances. As of September 30, 1997 and December 31, 1996, non-interest-bearing loans to Springfield totalled $38,349 and $294,549, respectively. There is no assurance that Springfield will be able to repay the remaining balance of these loans.

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of October 23, 1997,

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

principal and accrued interest totaling $230,000 and $479,434, respectively, were due. The Managing General Partner made an offer to the noteholders to extend the maturity dates to coincide with the completion of the property's nine-year mortgage provisional workout agreement on May 31, 2003. The noteholders rejected the offer and, on March 28, 1996, proposed a one-year extension. The Managing General Partner has subsequently made a counter-offer for a nine-year extension, and as of October 23, 1997, the Managing General Partner is awaiting a response from the purchase money note holders. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Additionally, the holder of a loan secured by the mortgage on Paradise Foothills has purported to terminate the provisional workout agreement related to the property. The Managing General Partner is disputing the purported termination, and as of October 23, 1997, the parties are discussing a resolution. Should the noteholders or the mortgagee begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend such action. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the purchase money note related to Paradise Foothills, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1997.

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

                                CAPITAL REALTY INVESTORS-85
                                    LIMITED PARTNERSHIP
                                        (Registrant)


                                By: C.R.I., Inc.
                                    Managing General Partner


October 23, 1997                By: /s/ Michael J. Tuszka
---------------------------         ---------------------------------
Date                                Michael J. Tuszka
                                    Vice President/Chief Accounting
                                      Officer


                                    Signing on behalf of the
                                      Registrant and as Principal
                                      Financial and Principal
                                      Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically