Form 10-K
period 1997-12-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1998-03-26
CIK 770895

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997
                              -----------------

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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                            Page
                                                            ----
                                     PART I
                                     ------

Item 1.   Business  . . . . . . . . . . . . . . . . . .     I-1
Item 2.   Properties  . . . . . . . . . . . . . . . . .     I-3
Item 3.   Legal Proceedings . . . . . . . . . . . . . .     I-4
Item 4.   Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . .     I-4


                                     PART II
                                     -------

Item 5.   Market for the Registrant's Partnership
            Interests and Related Partnership
            Matters . . . . . . . . . . . . . . . . . .     II-1
Item 6.   Selected Financial Data . . . . . . . . . . .     II-1
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .     II-2
Item 8.   Financial Statements and Supplementary
            Data  . . . . . . . . . . . . . . . . . . .     II-6
Item 9.   Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure  . . . . . . . . . . . . . . . .     II-6


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers
            of the Registrant . . . . . . . . . . . . .     III-1
Item 11.  Executive Compensation  . . . . . . . . . . .     III-2
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .     III-2
Item 13.  Certain Relationships and Related
            Transactions  . . . . . . . . . . . . . . .     III-3


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .     IV-1

          Signatures  . . . . . . . . . . . . . . . . .     IV-3

          Exhibit Index . . . . . . . . . . . . . . . .     IV-29

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships). The Partnership originally made investments in eight Local Partnerships. As of December 31, 1997, the Partnership had investments in six Local Partnerships. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for applicable mortgage loans and mortgage insurance and/or entered into construction contracts, and remained as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in six (four as of December 31, 1997) of these Local Partnerships pursuant to negotiations with these developers who act as the local general partners. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In two Local Partnerships, the Partnership has invested as a limited partner in intermediary partnerships which, in turn, have invested as limited partners in the Local Partnerships. An affiliate of the Managing General Partner of the Partnership is also generally a general partner of the six (four as of December 31, 1997) Local Partnerships and the two intermediary partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the projects. Additionally, the local general partners and affiliates of the Managing General Partner may operate

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 1997 follows.

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
              IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                               HAS AN INVESTMENT(1)


                                Mortgage
 Name and Location             Payable at            Financed and/or Insured               Number of
of Apartment Complex          12/31/97 (2)           and/or Subsidized Under              Rental Units
--------------------          ------------        ---------------------------------       ------------
Devonshire                    $  4,655,047        GMAC                                         140
 Kirkland, WA

Paradise Foothills               6,011,943        The Archon Group L.P.                        180
 Phoenix, AZ

The Pointe                       7,729,288        Lincoln National Life Company                238
 El Paso, TX

Semper Village                   8,150,000        SRS Insurance Services, Inc.                 252
 Westminster, CO

Springfield                      6,339,569        GMAC                                         184
 Redmond, WA

Willow Creek II                  2,798,750        Hartger & Willard Mortgage/221               159
 Kalamazoo, MI                                      (d)(4) of the National Housing
                                                    Act                                   ------------
                              ------------
 TOTALS(3)6                   $ 35,684,597                                                   1,153
                              ============                                                ============


                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
              IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                       HAS AN INVESTMENT(1) - continued

                                                                                  Average Effective Annual
                                   Units Occupied As                                   Rental Per Unit
                               Percentage of Total Units                             for the Years Ended
                                   As of December 31,                                    December 31,
 Name and Location         ---------------------------------        -----------------------------------------------------
of Apartment Complex       1997    1996    1995   1994  1993          1997       1996        1995       1994       1993
--------------------       ----    ----    ----   ----  ----        --------   --------    --------   --------   --------
Devonshire                   98%     98%    95%    94%    94%       $  7,732   $  7,286    $  6,944   $  6,509   $  6,605
 Kirkland, WA

Paradise Foothills           97%     96%    95%    97%    96%          6,551      6,408       6,340      5,893      5,393
 Phoenix, AZ

The Pointe                   97%     98%    84%    97%    95%          6,594      6,292       6,403      6,791      6,486
 El Paso, TX

Semper Village               99%     99%    98%    95%    92%          6,974      6,782       6,506      6,223      6,009
 Westminster, CO

Springfield                  97%     99%    97%    93%    93%          8,330      7,744       7,347      6,822      7,190
 Redmond, WA

Willow Creek II              91%     96%    91%    92%    96%          6,178      6,025       5,934      5,959      5,807
 Kalamazoo, MI             ----    ----    ----   ---   ----        --------   --------    --------   --------   --------

 TOTALS(3)6                  97%     98%    93%    95%    94%       $  7,060   $  6,756    $  6,579   $  6,366   $  6,248
                           ====    ====    ====   ===   ====        ========   ========    ========   ========   ========

(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 1997.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

     For additional information regarding the real estate of Local Partnerships in which the Partnership has invested, see Part IV, Schedule III - "Real Estate and Accumulated Depreciation of Local Partnerships in which Capital Realty Investors-85 has Invested."

     There were no contemplated sales of investments in partnerships as of March 12, 1998.

                                     PART I
                                     ------


ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partnership interests in Local Partnerships, Capital Realty Investors-85 Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 and Schedule III of Part IV, Item 14 for information pertaining to these properties.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
          -------------------------------------------------
               AND RELATED PARTNERSHIP MATTERS
               -------------------------------

     (a) It is not anticipated that there will be any formal market for resale of BACs in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     (b) As of March 12, 1998, there were approximately 1,900 registered holders of BACs in the Partnership.

     (c) No distributions were declared or paid by the Partnership during 1997 or 1996. The Partnership received distributions of $528,557 and $516,990 from Local Partnerships during 1997 and 1996, respectively.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                               For the years ended December 31,
                                        ---------------------------------------------------------------------------------
                                            1997             1996            1995              1994             1993
                                        ------------     ------------    ------------      ------------     ------------
Share of income (loss) from
  partnerships                          $    548,490     $    329,515    $    242,074      $      3,418     $   (209,453)
Interest income                              143,543           84,721         105,874            77,539           70,272
Expenses                                  (1,185,969)      (1,354,028)     (2,040,088)       (1,706,239)      (1,650,573)
Gain on disposition of investment
  in partnership or extraordinary
  gain on forgiveness of accrued
  interest                                 2,721,977        1,472,332       1,080,485                --          585,196
                                        ------------     ------------    ------------      ------------     ------------
Net income (loss)                       $  2,228,041     $    532,540    $   (611,655)     $ (1,625,282)    $ (1,204,558)
                                        ============     ============    ============      ============     ============

Net income (loss) allocated to BAC
  Holders (96%)                         $  2,138,920     $    511,239    $   (587,189)     $ (1,560,270)    $ (1,156,376)
                                        ============     ============    ============      ============     ============

Net income (loss) per weighted
  average BAC outstanding               $     100.92     $      24.12    $     (27.70)     $     (73.60)    $     (54.55)
                                        ============     ============    ============      ============     ============

Cash distribution per weighted
  average BAC outstanding               $         --     $         --    $         --      $         --     $         --
                                        ============     ============    ============      ============     ============

Weighted average BACs outstanding             21,195           21,195          21,200            21,200           21,200
                                        ============     ============    ============      ============     ============

Total assets                            $  2,774,058     $  3,659,626    $  5,054,010      $  5,750,786     $  6,061,831
                                        ============     ============    ============      ============     ============

Total remaining amounts due on
  investments, including accrued
  interest on purchase price,
  purchase money notes and
  due to local general partners         $  8,017,800     $ 11,138,793    $ 13,036,744      $ 13,139,795     $ 11,807,278
                                        ============     ============    ============      ============     ============


                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1997, the Partnership had approximately 1,900 investors, who subscribed to a total of 21,195 BACs in the original amount of $21,200,000. The Partnership originally made investments in eight Local Partnerships. As of December 31, 1997, the Partnerships had investments in six Local Partnerships. The Local Partnerships in turn invested in apartment complexes (the "properties"). The Partnership's liquidity, with unrestricted cash resources of $1,798,455 as of December 31, 1997, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership's remaining obligations with respect to its investment in Local Partnership's of $250,000, excluding purchase money notes and accrued interest, is not in excess of its capital resources.
The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value. As of March 12, 1998, there were no material commitments for capital expenditures.

     During 1997, 1996 and 1995, the Partnership received cash distributions of $528,557, $516,990 and $327,334, respectively, from the Local Partnerships.

     The acquisition of interests in certain Local Partnerships resulted in purchase money note obligations of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature ten to fifteen years from the date of acquisition of the interests in particular Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus the accrued interest of $5,419,800 as of December 31, 1997, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid or extended . Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied. The remaining purchase money notes mature from 2001 to 2003. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. See the notes to the consolidated financial statements for alternatives relating to specific properties.

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

     As of both December 31, 1997 and 1996, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1997, 1996 and 1995, the receipt of distributions from partnerships was adequate to support operating cash requirements.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                       Partnership's Results of Operations
                       -----------------------------------

1997 versus 1996
----------------

     The Partnership's net income increased in 1997 from 1996 primarily due to an increase in the gain on disposition of investment in partnership or extraordinary gain on forgiveness of accrued interest related to the sale and foreclosure of the Partnership's remaining interests in River Place and Deerfield, as discussed in the notes to the consolidated financial statements. Contributing to the increase in the Partnership's net income was an increase in share of income from partnerships principally due to the repayment of advances from one Local Partnership during 1997 which were previously written off. Also contributing to the increase in the Partnership's net income was a decrease in interest expense due to the forgiveness of debt related to the sale and foreclosure of River Place and Deerfield, as discussed in the notes to the consolidated financial statements, an increase in interest and other income primarily due to the receipt of cash previously held in escrow related to River Place and a decrease in general and administrative fees due to decreased payroll costs.

1996 versus 1995
----------------

     The Partnership's net income increased in 1996 from 1995 primarily due to a decrease in interest expense as a result of the forgiveness of a portion of the purchase money note principal and interest in exchange for a portion of the Partnership's investment in River Place, as discussed in the notes to the consolidated financial statements. Contributing to the increase in the Partnership's net income was an increase in the extraordinary gain on disposition of a portion of the Partnership's investment in River Place, as discussed in the notes to the consolidated financial statements, an increase in share of income from partnerships primarily due to the repayment of an advance received from one Local Partnership which had previously been written-off, and a decrease in amortization expense due to the write-down of acquisition fees and property purchase costs during 1995 relating to Deerfield in order to record the investment at its net realizable value. Partially offsetting the increase in the Partnership's net income was a decrease in interest income due to lower yields earned on cash and cash equivalents during 1996.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1997, 1996 and 1995 did not include losses of $447,600, $721,769 and $610,490,
respectively.   The Partnership's net loss recognized from the Local
Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase.
Distributions of $180,399, $18,891 and $56,886 received from two, one and one Local Partnerships during 1997, 1996 and 1995, respectively, were offset against the respective year's recorded losses because these amounts were in excess of the Partnership's investment.

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

     The combined rental revenues of the properties for the five years ended December 31, 1997, follow. Combined rental amounts for years prior to 1997 have been adjusted to reflect the sale of the Partnership's remaining interest in River Place and the foreclosure on the Deerfield property, as discussed in the notes to the consolidated financial statements.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                       For the years ended December 31,
                       ---------------------------------------------------------------------------------------------
                          1997              1996                 1995                  1994                 1993
                       -----------       -----------          -----------           -----------          -----------
Combined Rental
  Revenue              $ 8,103,395       $ 7,763,087          $ 7,572,418           $ 7,359,042          $ 7,199,680

Annual Percentage
  Increase                         4.4%                2.5%                  2.9%                 2.2%


                            Year 2000 Computer Issue
                            ------------------------

     The Year 2000 ("Y2K") computer issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather they may recognize and process "00," "01," "02," etc. incorrectly as 1900, 1901, 1902, instead of as 2000, 2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. The Managing General Partner is studying what actions will be necessary to make its computer systems Year 2000 compliant; certain upgrades are already scheduled. The expense associated with these actions cannot presently be determined, but the Managing General Partner does not expect it to be material.


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

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 61, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 51, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Ronald W. Thompson, 51, is Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.

Susan R. Campbell, 39, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.




                                      III-1

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Melissa Cecil Lackey, 42, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is incorporated herein by reference to Notes 3 and 4 of the notes to the consolidated financial statements contained in Part IV, Item 14.

     (h)  Termination of employment and change in control arrangements.

          None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding BACs at December 31, 1997.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of December 31, 1997, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership's General Partner.




                                      III-2

                                    PART III
                                    --------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT - Continued
               ----------

              Name of                 Amount and Nature       % of total
          Beneficial Owner         of Beneficial Ownership   Units issued
          ----------------         -----------------------   ------------
          William B. Dockser              Five BACs              .02%
          H. William Willoughby           None                     0%
          All Directors and Officers
            as a Group (5 persons)        Five BACs              .02%

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

                                      III-3

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          -------------------------------------------------------
               FORM 8-K
               --------

(a) 1.    Financial Statements                                     Page
          --------------------                                     ----

          Report of Independent Certified Public
            Accountants - Capital Realty Investors-85
            Limited Partnership                                    IV-4

          Reports of Independent Certified Public
            Accountants - Local Partnerships in which
            Capital Realty Investors-85 Limited Part-
            nership has invested                                   IV-5

          Consolidated Balance Sheets as of December 31,
            1997 and 1996                                          IV-6

          Consolidated Statements of Operations for
            the years ended December 31, 1997, 1996
            and 1995                                               IV-7

          Consolidated Statements of Changes in
            Partners' Deficit for the years ended
            December 31, 1997, 1996 and 1995                       IV-8

          Consolidated Statements of Cash Flows for
            the years ended December 31, 1997, 1996
            and 1995                                               IV-9

          Notes to Consolidated Financial Statements               IV-10

(a)  2.   Financial Statement Schedules
          -----------------------------

          Included in Part IV of this report are the following schedules for the year ended December 31, 1997, which are applicable to the Local Partnerships in which Capital Realty Investors-85 Limited Partnership has invested:

          Report of Independent Certified Public Accountants
            on Financial Statement Schedule                        IV-25

          Schedule III - Real Estate and Accumulated
            Depreciation                                           IV-26

          The remaining schedules are omitted because the required information is included in the consolidated financial statements and notes thereto or they are not applicable or not required.

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

          Exhibit No. 3. - Articles of Incorporation and bylaws.

          a. Certificate of Limited Partnership of Capital Realty Investors-85 Limited Partnership. (Incorporated by reference from Exhibit 4 to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985.)

          Exhibit No. 4. - Instruments defining the rights of security holders, including indentures.

          a. Limited Partnership Agreement of Capital Realty Investors-85 Limited Partnership. (Incorporated by reference from Exhibit 4 to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985.)

          Exhibit No. 10. - Material contracts.

          a. Management Services Agreement between CRI and Capital Realty Investors-85 Limited Partnership. (Incorporated by reference from Exhibit 10B to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985.)

          Exhibit No. 27. - Financial Data Schedule.

          Exhibit No. 99. - Additional Exhibits.

          a. Prospectus of the Partnership, dated November 11, 1985. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985.)

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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


                         CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                         by: C.R.I., Inc.
                             Managing General Partner



March 26, 1998               by: /s/ William B. Dockser
-----------------                ---------------------------------
DATE                             William B. Dockser, Director,
                                   Chairman of the Board,
                                   and Treasurer
                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 26, 1998               by: /s/ H. William Willoughby
-----------------                ---------------------------------
DATE                             H. William Willoughby,
                                   Director, President
                                   and Secretary





March 26, 1998               by: /s/ Michael J. Tuszka
-----------------                ---------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                               PUBLIC ACCOUNTANTS
                               ------------------

To the Partners
Capital Realty Investors-85 Limited Partnership

     We have audited the balance sheets of Capital Realty Investors-85 Limited Partnership (a Maryland limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $111,891, $174,470 and $29,989 of income in 1997, 1996 and 1995, respectively, included in the Partnership's net income or loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-85 Limited Partnership as of December 31, 1997 and 1996, and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


                                                              Grant Thornton LLP

Vienna, VA
March 12, 1998

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                  HAS INVESTED*









* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-85 Limited Partnership has invested were filed in paper format under Form SE on March 26, 1998 in accordance with the Securities and Exchange Commission's continuing hardship exemption granted January 22, 1998.

                  CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                      December 31,
                                                                                            ---------------------------------
                                                                                                1997                 1996
                                                                                            ------------         ------------
Investments in and advances to partnerships                                                 $    612,145         $    707,182
Investment in partnership held for sale                                                               --            1,303,669
Cash and cash equivalents                                                                      1,798,455            1,266,939
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $117,156 and $141,860 respectively                                 180,745              190,677
Property purchase costs, net of accumulated amortization of
  $117,875 and $149,703, respectively                                                            176,813              186,635
Other assets                                                                                       5,900                4,524
                                                                                            ------------         ------------

      Total assets                                                                          $  2,774,058         $  3,659,626
                                                                                            ============         ============




                                  LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                          $  2,522,600         $  4,022,600
Accrued interest payable                                                                       5,495,200            7,116,193
Accounts payable and accrued expenses                                                             56,987               49,603
                                                                                            ------------         ------------
      Total liabilities                                                                        8,074,787           11,188,396
                                                                                            ------------         ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid in:
    General Partners                                                                               2,000                2,000
    Limited Partners                                                                          21,202,500           21,202,500
                                                                                            ------------         ------------
                                                                                              21,204,500           21,204,500
  Less:
    Offering costs                                                                            (2,570,535)          (2,570,535)
    Accumulated losses                                                                       (23,934,694)         (26,162,735)
                                                                                            ------------         ------------
      Total partners' deficit                                                                 (5,300,729)          (7,528,770)
                                                                                            ------------         ------------

      Total liabilities and partners' deficit                                               $  2,774,058         $  3,659,626
                                                                                            ============         ============




                         The accompanying notes are an integral
                    part of these consolidated financial statements.

                     CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       For the years ended December 31,
                                                                                  -------------------------------------------
                                                                                     1997            1996            1995
                                                                                  -----------     -----------     -----------
Share of income from  partnerships                                                $   548,490     $   329,515     $   242,074
                                                                                  -----------     -----------     -----------
Other revenue and expenses:
  Revenue
    Interest income                                                                   143,543          84,721         105,874
                                                                                  -----------     -----------     -----------
  Expenses
    Interest                                                                          909,935       1,021,457       1,668,558
    Management fee                                                                     97,930          97,930          97,930
    General and administrative                                                         97,693         144,252         122,172
    Professional fees                                                                  60,656          70,633          72,368
    Amortization                                                                       19,755          19,756          79,060
                                                                                  -----------     -----------     -----------
                                                                                    1,185,969       1,354,028       2,040,088
                                                                                  -----------     -----------     -----------
      Total other revenue and expenses                                             (1,042,426)     (1,269,307)     (1,934,214)
                                                                                  -----------     -----------     -----------
Loss before gain on disposition of investment in
  partnership or extraordinary gain on forgiveness
  of accrued interest                                                                (493,936)       (939,792)     (1,692,140)
                                                                                  -----------     -----------     -----------
Gain on disposition of investment in partnership or
  extraordinary gain on forgiveness of accrued
  interest                                                                          2,721,977       1,472,332       1,080,485
                                                                                  -----------     -----------     -----------

Net income (loss)                                                                 $ 2,228,041     $   532,540     $  (611,655)
                                                                                  ===========     ===========     ===========

Net income (loss) allocated to General Partners (1.51%)                           $    33,643     $     8,041     $    (9,236)
                                                                                  ===========     ===========     ===========

Net income (loss) allocated to Initial and Special Limited
  Partners (2.49%)                                                                $    55,478     $    13,260     $   (15,230)
                                                                                  ===========     ===========     ===========

Net income (loss) allocated to BAC Holders (96%)                                  $ 2,138,920     $   511,239     $  (587,189)
                                                                                  ===========     ===========     ===========

Net income (loss) per BAC based on 21,195, 21,195
  and 21,200 BACs outstanding at December 31, 1997,
  1996 and 1995, respectively                                                     $    100.92     $     24.12     $    (27.70)
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

                   CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT




                                                  Initial and
                                                    Special           Additional
                               General              Limited             Limited
                               Partners             Partners            Partners              Total
                              -----------         -----------         ------------        ------------
Partners' deficit,
  January 1, 1995             $  (391,862)        $  (646,982)        $ (6,410,811)       $ (7,449,655)

  Net loss                         (9,236)            (15,230)            (587,189)           (611,655)
                              -----------         -----------         ------------        ------------
Partners' deficit,
  December 31, 1995              (401,098)           (662,212)          (6,998,000)         (8,061,310)

  Net income                        8,041              13,260              511,239             532,540
                              -----------         -----------         ------------        ------------
Partners' deficit,
  December 31, 1996              (393,057)           (648,952)          (6,486,761)         (7,528,770)

  Net income                       33,643              55,478            2,138,920           2,228,041
                              -----------         -----------         ------------        ------------

Partners' deficit,
  December 31, 1997           $  (359,414)        $  (593,474)        $ (4,347,841)       $ (5,300,729)
                              ===========         ===========         ============        ============


























                         The accompanying notes are an integral
                     part of these consolidated financial statements.

                     CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the years ended December 31,
                                                                            ------------------------------------------------
                                                                                1997              1996              1995
                                                                            ------------      ------------      ------------
Cash flows from operating activities:
  Net income (loss)                                                         $  2,228,041      $    532,540      $   (611,655)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Share of income from partnerships                                           (548,490)         (329,515)         (242,074)
    Increase in accrued interest receivable on advances
      to partnerships                                                            (23,625)          (21,786)          (23,625)
    Gain on disposition of investment in partnership
      or extraordinary gain on forgiveness of accrued
      interest                                                                (2,721,977)       (1,472,332)       (1,080,485)
    Payment of purchase money note interest                                     (122,888)         (257,855)          (19,066)
    Amortization of deferred costs                                                19,755            19,756            79,060

    Changes in assets and liabilities:
      Increase in other assets                                                    (1,376)           (1,180)           (2,737)
      Increase in accrued interest payable                                       909,935         1,021,457         1,668,558
      Increase (decrease) in accounts payable and accrued expenses                 7,384           (28,973)           17,930
                                                                            ------------      ------------      ------------
         Net cash used in operating activities                                  (253,241)         (537,888)         (214,094)
                                                                            ------------      ------------      ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                     528,557           516,990           327,334
  Advances to partnerships                                                            --          (122,201)         (211,571)
  Repayment of advances to partnerships                                          256,200           258,355           216,950
  Decrease in deposits and cash reserves                                              --                --           531,069
                                                                            ------------      ------------      ------------
         Net cash provided by investing activities                               784,757           653,144           863,782
                                                                            ------------      ------------      ------------

Cash flows from financing activities:
  Payment of purchase price payable                                                   --                --          (318,300)
  Payment of interest on purchase price payable                                       --                --           (56,700)
                                                                            ------------      ------------      ------------
         Net cash used in financing activities                                        --                --          (375,000)
                                                                            ------------      ------------      ------------
Net increase in cash and cash equivalents                                        531,516           115,256           274,688

Cash and cash equivalents, beginning of year                                   1,266,939         1,151,683           876,995
                                                                            ------------      ------------      ------------

Cash and cash equivalents, end of year                                      $  1,798,455      $  1,266,939      $  1,151,683
                                                                            ============      ============      ============

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                    $    122,888      $    257,855      $     19,066
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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-85 Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on December 26, 1984 and shall continue until December 31, 2039, unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships) which own and operate apartment properties.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited Partnership-V, a limited partnership which includes certain officers and former employees of CRI. The Special Limited Partner is Two Broadway Associates, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner & Smith, Incorporated.

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

     c.   Principles of consolidation
          ---------------------------

          These financial statements include the accounts of two intermediary limited partnerships which have invested in two Local Partnerships which own and operate apartment properties. All activity between the two intermediary limited partnerships and the Partnership has been eliminated in consolidation.

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1997 and 1996, the Partnership's share of the cumulative losses of four of the six and five of the eight Local Partnerships, respectively, exceeds the amount of the Partnership's investment in and advances to those Local Partnerships by $7,522,459 and $7,074,859, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, except as described herein, the excess losses have not been reflected in the accompanying consolidated financial statements. As of December 31, 1997 and 1996, cumulative cash distributions of $278,605 and $98,206, respectively, have

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, repurchase agreements and commercial paper with original maturities of three months or less.

     f.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of BACs. Such costs were recorded as a reduction of partners' capital when incurred.

     g.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these consolidated financial statements.

     h.   Use of estimates
          ----------------

          In preparing financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     i.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 1997, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

          The balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

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

     j.   Asset held for sale
          -------------------

          On December 28, 1995 and January 2, 1996, certain of the noteholders purchased a 9.9% and 39.6% interest, respectively, of the Partnership's 98.99% limited partnership interest in River Place pursuant to an option agreement with the noteholders of the related purchase money notes. On February 18, 1997, certain of the noteholders foreclosed on 25.73% of the Partnership's remaining 49.49% interest in River Place. Certain of the noteholders purchased the Partnership's remaining 23.76% interest in River Place on February 21, 1997. Accordingly, the Partnership's investment in this Local Partnership was classified as an asset held for sale on the balance sheet as of December 31, 1996. Assets held for sale are not recorded in excess of their estimated net realizable value.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1997 and 1996, the Partnership held limited partnership interests in six and eight Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate multifamily apartment properties. The remaining principal amounts due on investments in the Local Partnerships were as follows.


                                                   December 31,
                                          ---------------------------
                                              1997           1996
                                          ------------   ------------
          Due to local general partners   $    174,600   $    174,600
          Purchase money notes due in:
            1996                               230,000        230,000
            1997                                    --      1,500,000
            2001                             1,475,000      1,475,000
            Thereafter                         643,000        643,000
                                          ------------   ------------
                   Total                  $  2,522,600   $  4,022,600
                                          ============   ============

          The amounts due to local general partners of $174,600, plus accrued interest of $75,400, will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnerships' partnership

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     agreements. The purchase money notes have stated interest rates ranging from 7.5% to 14%, compounded annually. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $230,000 matured on January 30, 1996 but have not been paid, as discussed below. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied, as discussed below. The remaining purchase money notes mature from 2001 to 2003.

          The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership.

          Interest expense on the Partnership's purchase money notes and unpaid purchase price for the years ended December 31, 1997, 1996 and 1995 was $909,935, $1,021,457 and $1,668,558, respectively. The accrued interest on the purchase money notes of $5,419,800 and $7,040,793 as of December 31, 1997 and 1996, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the respective Local Partnership agreements.

                                    Deerfield
                                    ---------

          Deerfield Partners Limited Partnership (Deerfield) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of its mortgage loan. The Local Partnership defaulted on its mortgage loan in 1990. On November 16, 1995, the Local Partnership received a notice of default, acceleration and assignment of rents from the mortgagee. On February, 27, 1996, Deerfield entered into a term sheet agreement with the mortgagee pursuant to which Deerfield transferred management of the property to the mortgagee on April 1, 1996. Additionally, pursuant to the term sheet agreement, Deerfield agreed, at the mortgagee's election, to either voluntarily transfer

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     ownership of the property to the mortgagee, or not oppose a foreclosure action, occurring no earlier than January 6, 1997, without further consideration, if the mortgage loan default had not been cured by that date. On January 7, 1997, in accordance with the term sheet agreement, the mortgagee foreclosed on the property.

          The Partnership defaulted on its purchase money notes relating to Deerfield when the notes matured on January 1, 1997 and were not paid. The default amount included principal and accrued interest of $250,000 and $623,068, respectively. Since the purchase money notes were nonrecourse and secured solely by the Partnership's interest in the related Local Partnership, the Partnership's obligation regarding the purchase money notes was retired in conjunction with the transfer of ownership in Deerfield to the mortgagee, as discussed above. The Partnership's investment in Deerfield had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Deerfield were previously fully amortized in order to record the investment at its net realizable value.
     As a result of the foreclosure on the Deerfield property, the Partnership's purchase money note obligation was forgiven and resulted in a net financial statement gain of approximately $875,000. The federal tax gain was approximately $2.4 million.

                               Paradise Foothills
                               ------------------

          The Partnership defaulted on its purchase money notes relating to Paradise Associates, L.P. (Paradise Foothills), when the notes matured on January 30, 1996 and were not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of March 12, 1998, principal and accrued interest totaling $230,000 and $505,683, respectively, were due. The Managing General Partner made an offer for a nine-year extension, and as of March 12, 1998, the Managing General Partner is awaiting a response from the purchase money noteholders. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Additionally, the holder of the loan secured by the mortgage on Paradise Foothills has attempted to terminate the provisional workout agreement related to the property. The Managing General Partner is disputing the purported termination, and since July, 1997, has not received any response from the mortgagee. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Managing General Partner intends to vigorously contest against such action. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                                   River Place
                                   -----------

          Purchase money notes relating to River Place, Ltd. (River Place) totaling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partnership interest in River Place over a two-year period. Under the

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     terms of the agreement, the purchase money note maturity dates were extended to February 1, 1997, with interest to accrue from January 1, 1996 to February 1, 1997 at the Applicable Federal Rate for short-term obligations in effect at January 1, 1996 (5.65%), compounded annually. Purchase money note interest of $821,528, which accrued during 1995, was forgiven by the noteholders as part of the agreement. Also as part of the agreement, any future cash flow distributions received by the Partnership from River Place were to be applied toward any unforgiven purchase money note interest accrued prior to December 31, 1994. For the years ended December 31, 1997 and 1996, cash flow distributions of $122,888 and $257,855, respectively, were paid directly by River Place to the noteholders to be applied to such interest.

          On December 31, 1995, the noteholders purchased a 9.9% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $250,000 and $306,015, respectively, resulting in a net financial statement gain and a net federal tax gain of $258,957 and $470,855, respectively, in 1995. On January 2, 1996, certain of the noteholders purchased an additional 39.6% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $1,000,000 and $1,661,553, respectively, resulting in a net financial statement gain and a net federal tax gain of approximately $1.5 million and approximately $2.4 million, respectively, in 1996. On February 18, 1997, certain of the noteholders holding notes with an outstanding principal and accrued interest balance of $650,000 and $1,348,641, respectively, foreclosed on 25.73% of the Partnership's remaining 49.49% interest in River Place, resulting in a net financial statement gain of approximately $1.4 million, and a federal tax gain of approximately $1.9 million in 1997. On February 21, 1997, certain of the noteholders purchased the Partnership's remaining 23.76% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $600,000 and $434,616, respectively, resulting in a net financial statement gain of approximately $468,000, and a federal tax gain of approximately $900,000 in 1997. As a result of the noteholders' purchase of the Partnership's remaining interest in River Place, the Partnership no longer has an ownership interest in the Local Partnership. In accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, has transferred its .01% general partner interest in River Place to the noteholders and/or their assignees.
     Pursuant to the agreement, the noteholders or an affiliate paid a fee into escrow to the Partnership of $35,000. This fee, and interest accrued thereon totaling $1,353, were released to the Partnership in accordance with the purchase option agreement, on March 17, 1997.

          The Partnership's investment in River Place represented approximately 0% and 36% of the Partnership's total assets as of December 31, 1997 and 1996, respectively. In addition, for the years ended December 31, 1997 and 1996, distributions from River Place represented approximately 23% and 50%, respectively, of total distributions from Local Partnerships. During 1997 and 1996, 100% of the distributions from River Place were paid directly to the purchase money noteholders. The Partnership's share of income from River Place was approximately $5,000 and $75,000 for the years ended December 31, 1997 and 1996, respectively.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------
               made by Local Partnerships
               --------------------------

          The Partnership has a 97.99% to 98.99% interest in profits, losses and cash distributions of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership or the intermediary partnership which invested in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 1997, 1996 and 1995, the Partnership received cash distributions from rental operations of the Local Partnerships of $528,557, $516,990 and $327,334, respectively, which may be available for distribution in accordance with the respective agencies' regulations. As of December 31, 1997 and 1996, one and two, respectively, of the Local Partnerships had surplus cash, as defined by their respective partnership agreements, in the amount of $96,013 and $308,283, respectively.

          Upon sale or refinancing of a property owned by a Local Partnership, or upon the liquidation of a Local Partnership, the proceeds from such sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of (1) all debts and liabilities of the Local Partnership and certain other items, (2) the Partnership's capital contributions plus certain specified amounts as outlined in each partnership agreement, and (3) certain special distributions to general partners and related entities of the Local Partnership.

     c.   Property matters
          ----------------

                                   Springfield
                                   -----------

          The Partnership had previously made advances to Springfield Properties Limited Partnership (Springfield) related to its mortgage loan. During the years ended December 31, 1997 and 1996, Springfield paid $256,200, and $123,690, respectively, to the Partnership as repayment of advances. As of December 31, 1997 and 1996, non-interest-bearing loans to Springfield totalled $38,349 and $294,549, respectively. The remaining balance of these loans and advances was received by the Partnership during 1998.

                                 Semper Village
                                 --------------

          On August 31, 1995, the local general partners of Sheridan West Limited Partnership (Semper Village) refinanced the existing mortgage loan with a new lender. In connection with the refinancing, the local general partners executed a settlement agreement with the original mortgagee to pay the existing $10,230,000 loan for $7,855,000 plus the release of the $980,000 Bond Reserve Fund. The breakeven reserve and the operating deficit reserve, which had been held in escrow, were released at closing to the local managing general partner (who was replaced at closing), who in

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     turn loaned the reserves to Semper Village to pay the refinancing closing costs. The remaining operating funds at the property were used to repay previous operating deficit loans from the local managing general partner pursuant to the local partnership agreement. The Partnership's release of the $552,979 balance in the breakeven reserve represents payment of the outstanding purchase price payable of $318,300 and related interest of $56,700. The remaining $177,979 represents an additional investment in the Local Partnership.

     d.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 follows.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                       COMBINED BALANCE SHEETS

                                                                                   December 31,
                                                                           ----------------------------
                                                                               1997            1996
                                                                           ------------    ------------
Rental property, at cost, net of accumulated depreciation of
  $19,463,950 and $21,974,157, respectively                                $ 22,418,372    $ 30,214,664

Land                                                                          6,444,869       7,481,137
Other assets                                                                  4,073,692       4,411,872
                                                                           ------------    ------------
      Total assets                                                         $ 32,936,933    $ 42,107,673
                                                                           ============    ============

Mortgage notes payable                                                     $ 35,684,597    $ 41,914,612
Due to general partners                                                       3,429,235       3,309,318
Other liabilities                                                             3,181,624       4,280,301
                                                                           ------------    ------------
      Total liabilities                                                      42,295,456      49,504,231

Partners' deficit                                                            (9,358,523)     (7,396,558)
                                                                           ------------    ------------
      Total liabilities and partners' deficit                              $ 32,936,933    $ 42,107,673
                                                                           ============    ============

                              COMBINED STATEMENTS OF OPERATIONS

                                                                                 For the years ended December 31,
                                                                           ---------------------------------------------
                                                                               1997             1996            1995
                                                                           ------------     ------------    ------------
Revenue:
  Rental                                                                   $  8,292,309     $  9,715,232    $  9,511,594
  Interest                                                                       75,499           82,689          75,437
  Other                                                                         358,720          382,171       1,597,231
                                                                           ------------     ------------    ------------
     Total revenue                                                            8,726,528       10,180,092      11,184,262
                                                                           ------------     ------------    ------------
Expenses:
  Operating                                                                   4,437,917        5,418,857       5,591,002
  Interest                                                                    3,153,678        3,459,186       3,746,952
  Depreciation                                                                1,395,848        1,685,029       1,737,018
  Amortization                                                                   72,292           59,156          57,329
                                                                           ------------     ------------    ------------
     Total expenses                                                           9,059,735       10,622,228      11,132,301
                                                                           ------------     ------------    ------------
Net (loss) income                                                          $   (333,207)    $  (442,136)    $     51,961
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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     e.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
               net (loss) income to taxable (loss) income
               ------------------------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (1) certain revenue and the related assets are recorded when received rather than when earned; (2) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (3) a shorter life is used to compute depreciation on the property as permitted by Internal Revenue Service (IRS) Regulations. These returns are subject to audit and, therefore, possible adjustment by the IRS.

          A reconciliation of the Local Partnerships' financial statement net
     (loss) income reflected above to taxable (loss) income follows.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                                      For the years ended December 31,
                                                                                ---------------------------------------------
                                                                                    1997             1996            1995
                                                                                ------------     ------------    ------------
Financial statement net (loss) income                                           $   (333,207)    $   (442,136)   $     51,961

Adjustments:
  Additional tax depreciation using accelerated methods,
    net of depreciation on construction period expenses
    capitalized for financial statement purposes                                    (378,313)        (563,686)       (481,007)

  Amortization for financial statement purposes not
    deducted for income tax purposes                                                  11,847            1,887         460,907

  Miscellaneous, net                                                                 (16,027)          (4,314)         23,168
                                                                                ------------     ------------    ------------
Taxable (loss) income                                                           $   (715,700)    $ (1,008,249)   $     55,029
                                                                                ============     ============    ============



3.   RELATED-PARTY TRANSACTIONS

     In accordance with the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships and a fee for its services in connection with the initial management of the Partnership through 1989. The Partnership paid $424,000 in acquisition fees. The acquisition fees were capitalized and are being amortized over the estimated useful lives of the properties (generally 30 years), using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1997, 1996 and 1995, the Partnership paid $61,605, $116,157 and $86,907, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses.

     Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The amount of the Management Fee shall be equal to .50% of equity payments, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year on a monthly basis as an operating expense before any distributions to limited partners in the amount computed as described in the Partnership Agreement, provided that such amount shall not exceed $97,930. The Partnership paid the Managing General Partner a Management Fee of $97,930 for each of the years ended December 31, 1997, 1996 and 1995.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which the first BAC Holders were admitted were allocated to affiliates of the General Partners.
Upon admission of the first BAC Holder, such interests were reduced. The BAC Holders own 96% of the Partnership. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the projects or their rental properties shall be distributed and applied as follows:

        (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate; such debts and liabilities, in the case of a non liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
       (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
      (iii) except in the case of a refinancing, to each partner in an amount equal to the positive balance in his capital account as of the date of the sale, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale or refinancing and allocated pursuant to the Partnership Agreement;
       (iv) to the Assignees and BAC Holders an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds;
        (v) to the Special Limited Partner an amount equal to 1% of the sum of the sale and refinancing proceeds less the amounts set forth above;
       (vi) to the Assignees and BAC Holders, an amount for each fiscal year after 1986, equal to a noncompounded cumulative return of 6% per annum of the capital contribution paid by each Assignee and each BAC Holder, which additional amount may be increased by a Tax Bracket Adjustment Factor, and reduced, but not below zero, by distributions of net cash flow to each Assignee and BAC Holder; and to the Special and Initial Limited Partners, in the amount of their capital contributions, respectively;
      (vii) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
     (viii) to the General Partners in the amount of their capital contributions;
       (ix) thereafter, in equal shares to the General Partners for services to the Partnership and to the Special Limited Partner whether or not any is then a general partner or special limited partner (or their designees), an aggregate fee of 1% of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such 1% fee was not paid to the General Partners or the Special Limited Partner or their designees;
        (x) to the General Partners, the Initial Limited Partner and the Special Limited Partner an amount equal to the total of all

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

     Fees payable to the General Partners and the Special Limited Partner (or their designees) under (ix) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment properties.

     If there are insufficient funds to make payment in full of all amounts, the funds then available for payment shall be allocated proportionately among the persons entitled to payment pursuant to such subsection of the Partnership Agreement. Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be accrued at 89% to the Assignees and to the BAC Holders (other than the Initial Limited Partner and Special Limited Partner), 2.5% to the Special Limited Partner, .49% to the Initial Limited Partner and 8.01% to the General Partners after payment of the Management Fee (see Note 6a), as specified in the Partnership Agreement. All cash available for distribution, as defined, shall be distributed, not less frequently than annually, as follows:

     a.   1% to the Special Limited Partner; and
     b. 89% to the Assignees and to the BAC Holders and 10% to the General Partners, Special Limited Partner, and Initial Limited Partner, except that the 10% to the General Partners, Special Limited Partner, and Initial Limited Partner shall be subordinated to the Preferred Cash Flow Return to the Assignees which is calculated to be 7.332% based on the Tax Reform Act of 1986.

     The Partnership's cash available for distribution, as defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, was approximately $490,000, $140,000 and $100,000 for the years ended December 31, 1997, 1996 and 1995, respectively. No distributions were declared or paid during the years ended December 31, 1997, 1996 and 1995.


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME
       (LOSS) TO TAXABLE INCOME (LOSS)

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations; and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2e), including losses in excess of related investment amounts. These returns are subject to audit and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net income (loss) to taxable income (loss) follows.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME
       (LOSS) TO TAXABLE INCOME (LOSS) - Continued


                                                                                 For the years ended December 31,
                                                                           ---------------------------------------------
                                                                               1997            1996             1995
                                                                           ------------    ------------     ------------
Financial statement net income (loss)                                      $  2,228,041    $    532,540     $   (611,655)

Adjustments:
  Differences between the income tax losses and financial
    statement losses related to the Partnership's
    equity in the Local Partnerships' losses                                   (844,397)     (1,069,022)         601,244

  Amortization for financial statements purposes not
    deducted for income tax purposes                                             78,989         (46,631)          20,535

  Difference in gain on disposition of investment in
    partnership                                                               4,805,918         941,801         (609,630)
                                                                           ------------    ------------     ------------
Taxable income (loss)                                                      $  6,268,551    $    358,688     $   (599,506)
                                                                           ============    ============     ============


                          FINANCIAL STATEMENT SCHEDULE

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------
                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------


To the Partners
Capital Realty Investors-85 Limited Partnership

     In connection with our audits of the financial statements of Capital Realty Investors-85 Limited Partnership referred to in our report dated March 12, 1998, which is included in this Form 10-K, we have also audited Schedule III as of December 31, 1997, 1996 and 1995. We did not audit the financial statements for certain of the Local Partnerships in 1997, 1996 and 1995, which are accounted for as described in Note 1.d. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                              Grant Thornton LLP

Vienna, VA
March 12, 1998

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
          LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED
                             PARTNERSHIP HAS INVESTED

                                 December 31, 1997


       COL. A              COL. B                     COL. C                                 COL. D
--------------------      -------        -------------------------------        --------------------------------
                                                     Initial                          Costs Capitalized
                                                  Cost to Local                           Subsequent
                                                   Partnership                          to Acquisition
                                         --------------------------------       --------------------------------
                                                              Building
    Description           Encum-                                and             Improvements         Carrying
Operating Properties      brances           Land            Improvements        (Adjustments)         Costs
--------------------      -------        -----------        ------------        -------------       -----------
Devonshire                (A)                836,846           4,686,649             113,486                 --
  Kirkland, WA
  (140 units-family
  apartment complex)

Paradise Foothills        (A)              1,390,853           5,103,391              56,849                 --
  Phoenix, AZ
  (180 units-family
  apartment complex)

The Pointe                (A)                984,058          10,392,750             202,301                 --
  El Paso, TX
  (238 units-family
  apartment complex)

Semper Village            (A)              1,468,152           6,788,578             303,325                 --
  Westminster, CO
  (252 units-family
  apartment complex)

Springfield Apartments    (A)              1,143,644           6,572,213             497,976                 --
  Redmond, WA
  (184 units-family
  apartment complex)

Willow Creek II           (A)                  5,000           3,018,599           4,762,523                 --
  Kalamazoo, MI                          -----------        ------------        ------------        -----------
  (159 units-family
  apartment complex)

      Total                              $ 5,828,553        $ 36,562,180        $  5,936,460        $        --
                                         ===========        ============        ============        ===========

                  CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED
                        PARTNERSHIP HAS INVESTED - Continued

                                  December 31, 1997


       COL. A                              COL. E                             COL. F       COL. G    COL. H           COL. I
--------------------     -------------------------------------------       ------------    -------   -------     ----------------
                                    Gross amount at which                                                          Life upon
                                 carried at close of period                                                        which dep-
                         -------------------------------------------                        Date                  reciation in
                                          Building                          Accumulated      of                   latest income
    Description                             and                            depreciation    Const-      Date       statement is
Operating Properties        Land        Improvements   Total (B) (C)           (C)         ruction   Acquired    computed (years)
--------------------     -----------    ------------   -------------       ------------    -------   --------    ----------------
Devonshire                   836,846       4,800,135       5,636,981         (1,596,161)     1985       5/86           5-40
  Kirkland, WA
  (140 units-family
  apartment complex)

Paradise Foothills         1,390,853       5,160,240       6,551,093         (2,797,423)     1985      12/85           5-25
  Phoenix, AZ
  (180 units-family
  apartment complex)

The Pointe                   984,058      10,595,051      11,579,109         (4,497,661)     1985      12/85           5-30
  El Paso, TX
  (238 units-family
  apartment complex)

Semper Village             1,468,152       7,091,903       8,560,055         (3,566,706)     1985      12/85           7-25
  Westminster, CO
  (252 units-family
  apartment complex)

Springfield Apartments     1,143,644       7,070,189       8,213,833         (2,279,907)     1985       4/86           5-40
  Redmond, WA
  (184 units-family
  apartment complex)

Willow Creek II              621,316       7,164,806       7,786,122         (4,726,092)     1985      12/85           5-40
  Kalamazoo, MI          -----------    ------------   -------------       ------------
  (159 units-family
  apartment complex)

      Total              $ 6,444,869    $ 41,882,324   $  48,327,193       $(19,463,950)
                         ===========    ============   ============        ============

                   CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

           NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          OF LOCAL PARTNERSHIPS IN WHICH
             CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP HAS INVESTED

                                 December 31, 1997


(A)  Secures mortgage loans.

(B) The aggregate cost of land for federal income tax purposes is $6,053,851 and the aggregate cost of buildings and improvements for federal income tax purposes is $41,162,865. The total of the above-mentioned items is $47,216,716.

(C)  Reconciliation of real estate
     -----------------------------


                                                           For the years ended December 31,
                                                     ---------------------------------------------
                                                         1997             1996            1995
                                                     ------------     ------------    ------------
Balance at beginning of period                       $ 59,669,958     $ 59,376,768    $ 58,929,254

Additions during period                                   172,154          293,190         456,137

Deletions during period                               (11,514,921)              --          (8,623)
                                                     ------------     ------------    ------------
Balance at end of period                             $ 48,327,191     $ 59,669,958    $ 59,376,768
                                                     ============     ============    ============


     Reconciliation of accumulated depreciation
     ------------------------------------------


                                                           For the years ended December 31,
                                                     ---------------------------------------------
                                                         1997             1996            1995
                                                     ------------     ------------    ------------
Balance at beginning of period                       $ 21,974,157     $ 20,289,128    $ 18,558,558

Depreciation expense for the period                     1,395,848        1,685,029       1,737,018

Deletions                                              (3,906,055)              --          (6,448)
                                                     ------------     ------------    ------------
Balance at end of period                             $ 19,463,950     $ 21,974,157    $ 20,289,128
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