Form 10QSB
period 1998-03-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1998-04-30
CIK 770895

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1998
                                   --------------

Commission file number                0-23766
                                   --------------


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
   --------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



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



                                 (301) 468-9200
   --------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 1998)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1998



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1998 and
            December 31, 1997 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three months ended March 31, 1998 and 1997  . . .        2

          Consolidated Statements of Cash Flows - for the
            three months ended March 31, 1998 and 1997  . . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .        9

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       11

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       12

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       13

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . .       14

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                  CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                March 31,      December 31,
                                                                                                  1998            1997
                                                                                              -------------    ------------
                                                                                               (Unaudited)
Investments in and advances to partnerships                                                   $     513,479    $     612,145
Cash and cash equivalents                                                                         1,884,356        1,798,455
Acquisition fees, principally paid to related parties, net of accumulated amortization of $119,638 and $117,156,
  respectively                                                                                      178,263          180,745
Property purchase costs, net of accumulated amortization of
  $120,331 and $117,875, respectively                                                               174,357          176,813
Other assets                                                                                          4,377            5,900
                                                                                              -------------    -------------

      Total assets                                                                            $   2,754,832    $   2,774,058
                                                                                              =============    =============

                      LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                            $   2,522,600    $   2,522,600
Accrued interest payable                                                                          5,718,416        5,495,200
Accounts payable and accrued expenses                                                                56,384           56,987
                                                                                              -------------    -------------
      Total liabilities                                                                           8,297,400        8,074,787
                                                                                              -------------    -------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                  2,000            2,000
    Limited Partners                                                                             21,202,500       21,202,500
                                                                                              -------------    -------------
                                                                                                 21,204,500       21,204,500

  Less:
    Offering costs                                                                               (2,570,535)      (2,570,535)
    Accumulated losses                                                                          (24,176,533)     (23,934,694)
                                                                                              -------------    -------------
      Total partners' deficit                                                                    (5,542,568)      (5,300,729)
                                                                                              -------------    -------------

      Total liabilities and partners' deficit                                                 $   2,754,832    $   2,774,058
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                  CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                                               For the three months ended
                                                                                                        March 31,
                                                                                              ----------------------------
                                                                                                  1998             1997
                                                                                              ------------     ------------
Share of income from partnerships                                                             $     32,557     $     51,023
                                                                                              ------------     ------------
Other revenue and expenses:
  Revenue:
    Interest and other income                                                                       28,017           58,228
                                                                                              ------------     ------------
  Expenses:
    Interest                                                                                       223,216          240,290
    General and administrative                                                                      28,250           38,236
    Management fee                                                                                  24,482           24,482
    Professional fees                                                                               21,527           15,785
    Amortization                                                                                     4,938            4,939
                                                                                              ------------     ------------
                                                                                                   302,413          323,732
                                                                                              ------------     ------------
       Total other revenue and expenses                                                           (274,396)        (265,504)
                                                                                              ------------     ------------

Net loss before extraordinary gain on disposition
  of investment in partnership or forgiveness of accrued interest                                 (241,839)        (214,481)

Extraordinary gain on disposition of investment
  in partnership or forgiveness of accrued interest                                                     --        2,727,260
                                                                                              ------------     ------------
Net (loss) income                                                                                 (241,839)       2,512,779

Accumulated losses, beginning of period                                                        (23,934,694)     (26,162,735)
                                                                                              ------------     ------------
Accumulated losses, end of period                                                             $(24,176,533)    $(23,649,956)
                                                                                              ============     ============

(Loss) income allocated to General Partners (1.51%)                                           $     (3,652)    $     37,943
                                                                                              ============     ============
(Loss) income allocated to Initial and Special Limited Partners (2.49%)                       $     (6,022)    $     62,568
                                                                                              ============     ============

(Loss) income allocated to BAC Holders (96%)                                                  $   (232,165)    $  2,412,268
                                                                                              ============     ============

(Loss) income per BAC based on 21,195 BACs outstanding                                        $     (10.95)    $     113.81
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                  CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)


                                                                                               For the three months ended
                                                                                                        March 31,
                                                                                              ----------------------------
                                                                                                  1998             1997
                                                                                              ------------     ------------
Cash flows from operating activities:
  Net (loss) income                                                                           $   (241,839)    $  2,512,779

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships                                                              (32,557)         (51,023)
    Increase in accrued interest receivable on advances to
      partnerships                                                                                  (5,907)          (5,905)
    Amortization of deferred costs                                                                   4,938            4,939
    Payment of purchase money note interest                                                             --         (122,888)
    Extraordinary gain on disposition of investment in partnership                                      --       (2,727,260)

    Changes in assets and liabilities:
      Decrease in other assets                                                                       1,523            1,468
      Increase in accrued interest payable                                                         223,216          240,290
      (Decrease) increase in accounts payable and accrued expenses                                    (603)          14,460
                                                                                              ------------     ------------
         Net cash used in operating activities                                                     (51,229)        (133,140)
                                                                                              ------------     ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        98,781          122,888
  Repayment of advances from partnerships                                                           38,349               --
                                                                                              ------------     ------------
         Net cash provided by investing activities                                                 137,130          122,888
                                                                                              ------------     ------------

Net increase (decrease) in cash and cash equivalents                                                85,901          (10,252)

Cash and cash equivalents, beginning of period                                                   1,798,455        1,266,939
                                                                                              ------------     ------------

Cash and cash equivalents, end of period                                                      $  1,884,356     $  1,256,687
                                                                                              ============     ============


Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                                      $         --     $    122,888
                                                                                              ============     ============


                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of March 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the interim period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 1997.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus accrued interest of $5,643,016 as of March 31, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied.
The remaining purchase money notes mature from 2001 to 2003.

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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1998 and 1997 was $223,216 and $240,290, respectively. The accrued interest on the purchase money notes of $5,643,016 and $5,419,800 as of March 31, 1998 and December 31, 1997, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                                    Deerfield
                                    ---------

     Deerfield Partners Limited Partnership (Deerfield) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of its mortgage loan. The Local Partnership defaulted on its mortgage loan in 1990. On November 16, 1995, the Local Partnership received a notice of default, acceleration and assignment of rents from the mortgagee. On February, 27, 1996, Deerfield entered into a term sheet agreement with the mortgagee pursuant to which Deerfield transferred management of the property to the mortgagee on April 1, 1996. Additionally, pursuant to the term sheet agreement, Deerfield agreed, at the mortgagee's election, to either voluntarily transfer ownership of the property to the mortgagee, or not oppose a foreclosure action, occurring no earlier than January 6, 1997, without further consideration, if the mortgage loan default had not been cured by that date. On January 7, 1997, in accordance with the term sheet agreement, the mortgagee foreclosed on the property.

     The Partnership defaulted on its purchase money notes relating to Deerfield when the notes matured on January 1, 1997 and were not paid. The default amount included principal and accrued interest of $250,000 and $623,068, respectively. Since the purchase money notes were nonrecourse and secured solely by the Partnership's interest in the related Local Partnership, the Partnership's obligation regarding the purchase money notes was retired in conjunction with the transfer of ownership in Deerfield to the mortgagee, as discussed above.
The Partnership's investment in Deerfield had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Deerfield were previously fully amortized in order to record the investment at its net realizable value. As a result of the foreclosure on the Deerfield property, the Partnership's purchase money note obligation was forgiven and resulted in a net financial statement gain of approximately $875,000. The federal tax gain was approximately $2.4 million.
                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills), when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of April 30, 1998, principal and accrued interest totaling $230,000 and $513,413, respectively, were due. The Managing General Partner made an offer for a nine-year extension, and as of April 30, 1998, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Additionally, the holder of the loan secured by the mortgage on Paradise Foothills has

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

attempted to terminate the provisional workout agreement related to the property. The Managing General Partner is disputing the purported termination, and since July, 1997, has not received any response from the mortgagee. Should the purchase money noteholder or the mortgagee begin foreclosure proceedings on the Partnership, the Managing General Partner intends to vigorously contest against such action(s). However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                                   The Pointe
                                   ----------

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of March 31, 1998 and December 31, 1997, accrued interest was $251,720 and $245,813, respectively.

                                   River Place
                                   -----------

     Purchase money notes relating to River Place, Ltd. (River Place) totaling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partnership interest in River Place over a two-year period. Purchase money note interest of $821,528, which accrued during 1995, was forgiven by the noteholders as part of the agreement. During 1995 and 1996, the noteholders purchased a 9.9% and 39.6%, respectively, interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and interest aggregating $1,250,000 and $1,967,568, respectively.

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

                                   Springfield
                                   -----------

     The Partnership had previously made advances to Springfield Properties Limited Partnership (Springfield) related to its mortgage loan. The balance of these loans, which was $38,349 as of December 31, 1997, was repaid to the Partnership on March 13, 1998.

     The following are combined statements of operations for the Local Partnerships in which the Partnership had invested as of March 31, 1998 and 1997, respectively. The 1997 financial statements contain information for River Place and Deerfield through the respective dates of sale and foreclosure. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                         For the three months ended
                                                  March 31,
                                        -----------------------------
                                            1998             1997
                                        ------------     ------------
Revenue:
  Rental revenue                        $  2,025,849     $  2,158,679
  Other                                      107,387          103,618
                                        ------------     ------------
                                           2,133,236        2,262,297
                                        ------------     ------------

Expenses:
  Operating                                1,076,538        1,189,421
  Interest                                   783,074          761,802
  Depreciation and amortization              358,855          392,332
                                        ------------     ------------
                                           2,218,467        2,343,555
                                        ------------     ------------
Net loss                                $    (85,231)    $    (81,258)
                                        ============     ============


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of both March 31, 1998 and December 31, 1997, the Partnership's share of cumulative losses to date for four of the six Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $7,639,534 and $7,522,459, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $21,912 and $15,015 for the three months ended March 31, 1998 and 1997, respectively, as direct reimburse-ment of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,482 for each of the three month-periods ended March 31, 1998 and 1997.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


     Capital Realty Investors-85 Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,884,356 and $1,798,455 as of March 31, 1998 and December 31, 1997, respectively, along with future cash distributions from Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of April 30, 1998, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus accrued interest of $5,643,016 as of March 31, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied.
The remaining purchase money notes mature from 2001 to 2003. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

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

     As of March 31, 1998 and December 31, 1997, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1998 and 1997, the receipt of distributions from partnerships and existing cash resources were adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership incurred a net loss for the three months ended March 31, 1998 as opposed to net income during the corresponding period in 1997 primarily due to the extraordinary gain on disposition of investment and forgiveness of accrued interest related to the sale and foreclosure of the Partnership's remaining interest in River Place and Deerfield during 1997, as discussed in the notes to the consolidated financial statements. Contributing to the increase in the Partnership's net loss was a decrease in interest and other income primarily due to the receipt of cash during 1997 which was previously held in escrow related to River Place.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1998 did not include losses of $117,075 compared to excluded losses of $144,412 for the three months ended March 31, 1997.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills), when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of April 30, 1998, principal and accrued interest totaling $230,000 and $513,413, respectively, were due. The Managing General Partner made an offer for a nine-year extension, and as of April 30, 1998, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Additionally, the holder of the loan secured by the mortgage on Paradise Foothills has attempted to terminate the provisional workout agreement related to the property. The Managing General Partner is disputing the purported termination, and since July, 1997, has not received any response from the mortgagee. Should the purchase money noteholder or the mortgagee begin foreclosure proceedings on the Partnership, the Managing General Partner intends to vigorously contest against such actions. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1998.

     All other items are not applicable.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                         -----------------------------------------------
                                       (Registrant)

                         by: C.R.I., Inc.
                             Managing General Partner



April 30, 1998               by: /s/ Michael J. Tuszka
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