Form 10QSB
period 1998-06-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1998-08-07
CIK 770895

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1998
                                   -------------

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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at June 30, 1998)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1998



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1998 and
            December 31, 1997 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three and six months ended June 30, 1998 and 1997        2

          Consolidated Statements of Cash Flows - for the
            six months ended June 30, 1998 and 1997 . . . . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       11

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       14

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       14

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       15

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . .       16

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                  CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                                                 June 30,       December 31,
                                                                                                   1998            1997
                                                                                               -------------    ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $     310,187    $     612,145
Assets held for sale                                                                                 304,416               --
Cash and cash equivalents                                                                          1,939,503        1,798,455
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $95,039 and $117,156, respectively                                     136,316          180,745
Property purchase costs, net of accumulated amortization of
  $86,984 and $117,875, respectively                                                                 121,777          176,813
Other assets                                                                                           5,834            5,900
                                                                                               -------------    -------------

      Total assets                                                                             $   2,818,033    $   2,774,058
                                                                                               =============    =============


                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                             $  2,522,600     $   2,522,600
Accrued interest payable                                                                          5,941,632         5,495,200
Accounts payable and accrued expenses                                                                62,269            56,987
                                                                                               -------------    -------------
      Total liabilities                                                                           8,526,501         8,074,787
                                                                                               -------------    -------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                   2,000            2,000
    Limited Partners                                                                              21,202,500       21,202,500
                                                                                               -------------    -------------
                                                                                                  21,204,500       21,204,500

  Less:
    Offering costs                                                                                (2,570,535)      (2,570,535)
    Accumulated losses                                                                           (24,342,433)     (23,934,694)
                                                                                               -------------    -------------
      Total partners' deficit                                                                     (5,708,468)      (5,300,729)
                                                                                               -------------    -------------

      Total liabilities and partners' deficit                                                  $   2,818,033    $   2,774,058
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                    CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                                                  For the three months ended       For the six months ended
                                                                           June 30,                         June 30,
                                                                 ----------------------------    ----------------------------
                                                                     1998            1997            1998            1997
                                                                 ------------    ------------    ------------    ------------
Share of income from partnerships                                $     96,142    $    242,062    $    128,699    $    293,085
                                                                 ------------    ------------    ------------    ------------
Other revenue and expenses:

  Revenue:
    Interest and other income                                          30,363          32,464          58,380          90,692
                                                                 ------------    ------------    ------------    ------------
  Expenses:
    Interest                                                          223,216         223,216         446,432         463,506
    General and administrative                                         28,916          14,923          57,166          53,159
    Management fee                                                     24,483          24,483          48,965          48,965
    Professional fees                                                  10,852          19,170          32,379          34,955
    Amortization                                                        4,938           4,938           9,876           9,877
                                                                 ------------    ------------    ------------    ------------
                                                                      292,405         286,730         594,818         610,462
                                                                 ------------    ------------    ------------    ------------
       Total other revenue and expenses                              (262,042)       (254,266)       (536,438)       (519,770)
                                                                 ------------    ------------    ------------    ------------

Net loss before extraordinary gain on disposition
  of investment in partnership or forgiveness
  of accrued interest                                                (165,900)       (12,204)        (407,739)       (226,685)

Extraordinary gain on disposition of investment
  in partnership or forgiveness of accrued interest                        --              --              --       2,727,260
                                                                 ------------    ------------    ------------    ------------
Net (loss) income                                                    (165,900)        (12,204)       (407,739)      2,500,575

Accumulated losses, beginning of period                           (24,176,533)    (26,649,956)    (23,934,694)    (26,162,735)
                                                                 ------------    ------------    ------------    ------------
Accumulated losses, end of period                                $(24,342,433)   $(26,662,160)   $(24,342,433)   $(23,662,160)
                                                                 ============    ============    ============    ============
(Loss) income allocated to General Partners (1.51%)              $     (2,505)   $       (184)   $     (6,157)   $     37,759
                                                                 ============    ============    ============    ============
(Loss) income allocated to Initial and Special
  Limited Partners (2.49%)                                       $     (4,131)   $       (304)   $    (10,153)   $     62,264
                                                                 ============    ============    ============    ============
(Loss) income allocated to BAC Holders (96%)                     $   (159,264)   $    (11,716)   $   (391,429)   $  2,400,552
                                                                 ============    ============    ============    ============
(Loss) income per BAC based on 21,195 outstanding                $      (7.51)   $      (0.55)   $     (18.47)   $     113.26
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                                    For the six months ended
                                                                                                            June 30,
                                                                                                  ----------------------------
                                                                                                      1998            1997
                                                                                                  ------------    ------------
Cash flows from operating activities:
  Net (loss) income                                                                               $   (407,739)   $  2,500,575

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships                                                                 (128,699)       (293,085)
    Increase in accrued interest receivable on advances to
      partnerships                                                                                     (11,813)        (11,812)
    Amortization of deferred costs                                                                       9,876           9,877
    Payment of purchase money note interest                                                                 --        (122,888)
    Extraordinary gain on disposition of investment in partnership                                          --      (2,727,260)

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                                   66          (6,532)
      Increase in accrued interest payable                                                             446,432         463,506
      Increase in accounts payable and accrued expenses                                                  5,282          16,453
                                                                                                  ------------    ------------
         Net cash used in operating activities                                                         (86,595)       (171,166)
                                                                                                  ------------    ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                           189,294         565,283
  Repayment of advances from partnerships                                                               38,349             --
                                                                                                  ------------    ------------
         Net cash provided by investing activities                                                     227,643         565,283
                                                                                                  ------------    ------------

Net increase in cash and cash equivalents                                                              141,048         394,117

Cash and cash equivalents, beginning of period                                                       1,798,455       1,266,939
                                                                                                  ------------    ------------

                                                                                                  $  1,939,503    $  1,661,056
Cash and cash equivalents, end of period                                                          ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                        $         --    $    122,888
                                                                                                  ============    ============

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of June 30, 1998, and the results of its operations and its cash flows for the three and six months ended June 30, 1998 and 1997. The results of operations for the interim period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus accrued interest of $5,866,232 as of June 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied. The remaining purchase money notes mature from 2001 to 2003.

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

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1998 was $223,216 and $446,432, respectively, and $223,216 and $463,506 for the three and six months ended June 30, 1997, respectively. The accrued interest on the purchase money notes of $5,866,232 and $5,419,800 as of June 30, 1998 and December 31, 1997, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                                    Deerfield
                                    ---------

     Deerfield Partners Limited Partnership (Deerfield) was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of its mortgage loan. The Local Partnership defaulted on its mortgage loan in 1990. On November 16, 1995, the Local Partnership received a notice of default, acceleration and assignment of rents from the mortgagee. On February, 27, 1996, Deerfield entered into a term sheet agreement with the mortgagee pursuant to which Deerfield transferred management of the property to the mortgagee on April 1, 1996 and agreed, at the mortgagee's election, to either voluntarily transfer ownership of the property to the mortgagee, or not oppose a foreclosure action, occurring no earlier than January 6, 1997, without further consideration, if the mortgage loan default had not been cured by that date. On January 7, 1997, in accordance with the term sheet agreement, the mortgagee foreclosed on the property.

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

                           Devonshire and Springfield
                           --------------------------

     During June 1998, the local managing general partners of Devonshire Development Limited Partnership (Devonshire) and Springfield Properties Limited Partnership (Springfield) received offers from third parties to purchase the respective properties. The local managing general partners of Devonshire and

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Springfield have entered into contracts to sell the respective properties to a real estate investment trust (REIT) (in the case of Springfield) and the REIT's affiliate (in the case of Devonshire) on or before January 15, 1999. The contracts are subject to normal and customary conditions. For example, each contract is contingent upon the respective purchaser's satisfaction with the results of its due diligence inspection and can be terminated by the purchaser within approximately forty-five days from the date of the contract. In addition, each contract provides that the seller's obligation to close thereunder is contingent upon the closing of the other sale. Further, since both properties are presently encumbered by loans that cannot yet be prepaid, both contracts are also contingent upon the lender's consent to the purchasers' assumptions of the respective loans. There is no assurance that sales of these properties will occur. In the event of sales of both properties, the Partnership's investment in and advances to partnerships would be reduced accordingly. Of the six Local Partnerships in which the Partnership had invested as of June 30, 1998 and December 31, 1997, these two Local Partnerships represented approximately 50% and 18%, respectively, of the total investment in and advances to partnerships. For the six months ended June 30, 1998 and 1997, distributions from these two Local Partnerships represented approximately 20% and 46%, respectively of total distributions from Local Partnerships. The Partnership's share of income from these Local Partnerships was $96,012 and $110,469 for the three and six months ended June 30, 1998, respectively, and $148,128 and $20,227 for the three and six months ended June 30, 1997, respectively.

     Due to the impending and likely sales of the properties related to the Partnership's investment in Devonshire and Springfield, the Partnership's bases in these two Local Partnerships, which were $34,344 for Devonshire and $270,072 for Springfield, have been reclassified as assets held for sale in the accompanying balance sheet at June 30, 1998.

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of August 7, 1998, principal and accrued interest totaling $230,000 and $527,976, respectively, were due. The Managing General Partner made an offer for a nine-year extension, and as of August 7, 1998, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Additionally, the holder of the loan secured by the mortgage on Paradise Foothills has attempted to terminate the provisional workout agreement related to the property. The Managing General Partner is disputing the purported termination, and since July, 1997, has not received any response from the mortgagee. Should the purchase money noteholder or the mortgagee begin foreclosure proceedings, the Managing General Partner intends to vigorously contest such action(s). However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                   The Pointe
                                   ----------

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of June 30, 1998 and December 31, 1997, accrued interest was $257,626 and $245,813, respectively. Currently, the local managing general partner is investigating the possibility of either refinancing the Local Partnership's mortgage loan or selling the property. There is no assurance that a refinancing or a sale will occur.

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

     On February 18, 1997, certain of the noteholders holding notes with an outstanding principal and accrued interest balance of $650,000 and $1,348,641, respectively, foreclosed on 25.73% of the Partnership's remaining 49.49% interest in River Place, resulting in a net financial statement gain of approximately $1.4 million, and a federal tax gain of approximately $1.9 million in 1997. On February 21, 1997, certain of the noteholders purchased the Partnership's remaining 23.76% interest in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and accrued interest of $600,000 and $434,616, respectively, resulting in a net financial statement gain of approximately $468,000, and a federal tax gain of approximately $900,000 in 1997. As a result of the noteholders' purchase of the Partnership's remaining interest in River Place, the Partnership no longer has an ownership interest in the Local Partnership. In accordance with the purchase option agreement, CRHC, Inc., an affiliate of the Managing General Partner, transferred its .01% general partner interest in River Place to the noteholders and/or their assignees. Pursuant to the agreement, the noteholders or an affiliate paid a fee into escrow to the Partnership of $35,000. This fee, and interest accrued thereon totaling $1,353, were released to the Partnership in accordance with the purchase option agreement, on March 17, 1997.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                           Combined Local Partnerships
                           ---------------------------

     The following are combined statements of operations for the Local Partnerships in which the Partnership had invested as of June 30, 1998 and 1997, respectively. The 1997 results include River Place and Deerfield through the respective dates of sale and foreclosure. The statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                       COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             For the three months ended            For the six months ended
                                                                      June 30,                             June 30,
                                                            -----------------------------       -----------------------------
                                                                1998             1997               1998             1997
                                                            ------------     ------------       ------------     ------------
Revenue:
  Rental revenue                                            $  2,026,762     $  1,998,265       $  4,052,611     $  4,156,944
  Other                                                          115,567           99,353            222,954          202,971
                                                            ------------     ------------       ------------     ------------
                                                               2,142,329        2,097,618          4,275,565        4,359,915
                                                            ------------     ------------       ------------     ------------

Expenses:
  Operating                                                    1,020,557          891,349          2,097,095        2,080,770
  Interest                                                       783,072          733,850          1,566,146        1,495,652
  Depreciation and amortization                                  358,856          361,288            717,711          753,620
                                                            ------------     ------------       ------------     ------------
                                                               2,162,485        1,986,487          4,380,952        4,330,042
                                                            ------------     ------------       ------------     ------------
Net (loss) income                                           $    (20,156)    $    111,131       $   (105,387)    $     29,873
                                                            ============     ============       ============     ============


     As of both June 30, 1998 and December 31, 1997, the Partnership's share of cumulative losses to date for four of the six Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $7,756,608 and $7,522,459, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $21,652 and $43,564 for the three and six months ended June 30, 1998, respectively and $19,167 and $34,182 for the three and six months ended June 30, 1997, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

3.   RELATED-PARTY TRANSACTIONS - Continued

$24,483 and $48,965 for the three and six months ended June 30, 1998, and like amounts for the three and six months ended June 30, 1997.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


     Capital Realty Investors-85 Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,939,503 and $1,798,455 as of June 30, 1998 and December 31, 1997, respectively, along with future cash distributions from Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of August 7, 1998, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus accrued interest of $5,866,232 as of June 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied. The remaining purchase money notes mature from 2001 to 2003. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner at both June 30, 1998 and December 31, 1997; accrued interest payable thereon was $75,600 at both June 30, 1998 and December 31, 1997. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective partnership's agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1998 and 1997, the receipt of distributions from partnerships and existing cash resources were adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended June 30, 1998 increased from the corresponding period in 1997 primarily due to a decrease in share of income from partnerships primarily due to increased operating expenses at the properties. Contributing to the increase in the Partnership's net loss was an increase in general and administrative expenses primarily due to an increase in payroll expenses.

     The Partnership incurred a net loss for the six months ended June 30, 1998, as compared to net income during the corresponding period in 1997, primarily due to the extraordinary gain on disposition of investment and forgiveness of accrued interest related to the sale and foreclosure of the Partnership's remaining interests in River Place and Deerfield during 1997, as discussed in the notes to the consolidated financial statements. Contributing to the increase in net loss was a decrease in share of income from partnerships, as discussed above. Also contributing to the increase in the Partnership's net loss was a decrease in interest and other income primarily due to the receipt of cash during 1997 which was previously held in escrow related to River Place. Partially offsetting the increase in the Partnership's net loss was a decrease in interest expense due to the payoff of the debt related to River Place and Deerfield during 1997.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1998 did not include losses of $117,074 and $234,149, respectively, compared to excluded losses of $144,412 and $288,824, respectively, for the three and six months ended June 30, 1997.

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of August 7, 1998, principal and accrued interest totaling $230,000 and $527,976, respectively, were due. The Managing General Partner made an offer for a nine-year extension, and as of August 7, 1998, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Additionally, the holder of the loan secured by the mortgage on Paradise Foothills has attempted to terminate the provisional workout agreement related to the property. The Managing General Partner is disputing the purported termination, and since July, 1997, has not received any response from the mortgagee. Should the purchase money noteholder or the mortgagee begin foreclosure proceedings. The Managing General Partner intends to vigorously contest such actions. However, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1998.

     All other items are not applicable.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                         -----------------------------------------------
                                       (Registrant)

                         by: C.R.I., Inc.
                             -------------------------------------------
                             Managing General Partner



August 7, 1998               by: /s/ Michael J. Tuszka
--------------                   ---------------------------------------
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