Form 10QSB
period 1998-09-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1998-11-05
CIK 770895

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1998
                                   ------------------

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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                      (Outstanding at September 30, 1998)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1998 and
            December 31, 1997 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations and Accumulated
            Losses - for the three and nine months ended
            September 30, 1998 and 1997 . . . . . . . . . . .        2

          Consolidated Statements of Cash Flows - for the
            nine months ended September 30, 1998 and 1997 . .        3

          Notes to Consolidated Financial Statements -
            September 30, 1998 and 1997   . . . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       11

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       14

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       14

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       15

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . .       16

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                                               September 30,    December 31,
                                                                                                   1998            1997
                                                                                               -------------    ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $     511,554    $     612,145
Investment in partnership held for sale                                                              281,494               --
Cash and cash equivalents                                                                          2,171,496        1,798,455
Acquisition fees, principally paid to related parties, net of accumulated amortization of $108,282 and $117,156,
  respectively                                                                                       150,328          180,745
Property purchase costs, net of accumulated amortization of
  $101,964 and $117,875, respectively                                                                137,959          176,813
Other assets                                                                                           5,721            5,900
                                                                                               -------------    -------------

      Total assets                                                                             $   3,258,552    $   2,774,058
                                                                                               =============    =============

                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                             $   2,522,600    $   2,522,600
Accrued interest payable                                                                           6,164,848        5,495,200
Accounts payable and accrued expenses                                                                 67,660           56,987
                                                                                               -------------    -------------
      Total liabilities                                                                            8,755,108        8,074,787
                                                                                               -------------    -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                   2,000            2,000
    Limited Partners                                                                              21,202,500       21,202,500
                                                                                               -------------    -------------
                                                                                                  21,204,500       21,204,500

  Less:
    Offering costs                                                                                (2,570,535)      (2,570,535)
    Accumulated losses                                                                           (24,130,521)     (23,934,694)
                                                                                               -------------    -------------
      Total partners' deficit                                                                     (5,496,556)      (5,300,729)
                                                                                               -------------    -------------

      Total liabilities and partners' deficit                                                  $   3,258,552    $   2,774,058
                                                                                               =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND ACCUMULATED LOSSES

                                    (Unaudited)

                                                                  For the three months ended       For the nine months ended
                                                                         September 30,                    September 30,
                                                                 ----------------------------    ----------------------------
                                                                     1998            1997            1998            1997
                                                                 ------------    ------------    ------------    ------------
Share of income from partnerships                                $    470,671    $    144,667    $    599,370    $    437,752
                                                                 ------------    ------------    ------------    ------------
Other revenue and expenses:

  Revenue:
    Interest and other income                                          33,599          22,859          91,979         113,551
                                                                 ------------    ------------    ------------    ------------

  Expenses:
    Interest                                                          223,216         223,215         669,648         686,721
    General and administrative                                         24,527          18,058          81,693          71,217
    Management fee                                                     24,482          24,482          73,447          73,447
    Professional fees                                                  15,195          12,214          47,574          47,169
    Amortization                                                        4,938           4,939          14,814          14,816
                                                                 ------------    ------------    ------------    ------------
                                                                      292,358         282,908         887,176         893,370
                                                                 ------------    ------------    ------------    ------------
       Total other revenue and expenses                              (258,759)       (260,049)       (795,197)       (779,819)
                                                                 ------------    ------------    ------------    ------------

Income (loss) before gain on disposition
  of investment in partnership or extraordinary
  gain on forgiveness of accrued interest                             211,912        (115,382)       (195,827)       (342,067)

Gain on disposition of investment in partnership
  or extraordinary gain on forgiveness of accrued
  interest                                                                 --              --              --       2,727,260
                                                                 ------------    ------------    ------------    ------------

Net income (loss)                                                     211,912        (115,382)       (195,827)      2,385,193

Accumulated losses, beginning of period                           (24,342,433)    (23,662,160)    (23,934,694)    (26,162,735)
                                                                 ------------    ------------    ------------    ------------

Accumulated losses, end of period                                $(24,130,521)   $(23,777,542)   $(24,130,521)   $(23,777,542)
                                                                 ============    ============    ============    ============

                                                             (Continued)


                    The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                   CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
                                AND ACCUMULATED LOSSES

                                     (Unaudited)

                                                                  For the three months ended       For the nine months ended
                                                                         September 30,                    September 30,
                                                                 ----------------------------    ----------------------------
                                                                     1998            1997            1998            1997
                                                                 ------------    ------------    ------------    ------------

Net income (loss) allocated to General Partners (1.51%)          $      3,200    $     (1,742)   $     (2,957)   $     36,016
                                                                 ============    ============    ============    ============

Net income (loss) allocated to Initial and Special
  Limited Partners (2.49%)                                       $      5,277    $     (2,873)   $     (4,876)   $     59,391
                                                                 ============    ============    ============    ============

Net income (loss) allocated to BAC Holders (96%)                 $    203,435    $   (110,767)   $   (187,994)   $  2,289,786
                                                                 ============    ============    ============    ============

Net income (loss) per BAC based on 21,195 BACs
  outstanding                                                    $       9.60    $      (5.23)   $      (8.87)   $     108.03
                                                                 ============    ============    ============    ============


























                    The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                   CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                                                                                   For the nine months ended
                                                                                                          September 30,
                                                                                                 ----------------------------
                                                                                                     1998            1997
                                                                                                 ------------    ------------
Cash flows from operating activities:
  Net (loss) income                                                                              $   (195,827)   $  2,385,193

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships                                                                (599,370)       (437,752)
    Amortization of deferred costs                                                                     14,814          14,816
    Payment of purchase money note interest                                                                --        (122,888)
    Gain on disposition of investment in partnership or extraordinary
      gain on forgiveness of accrued interest                                                              --      (2,727,260)

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to parterships                              (17,719)        (17,719)
      Decrease (increase) in other assets                                                                 179          (1,622)
      Increase in accrued interest payable                                                            669,648         686,721
      Increase in accounts payable and accrued expenses                                                10,673          13,811
                                                                                                 ------------    ------------
         Net cash used in operating activities                                                       (117,602)       (206,700)
                                                                                                 ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                          452,294         528,558
  Repayment of advances to partnerships                                                                38,349         256,200
                                                                                                 ------------    ------------
         Net cash provided by investing activities                                                    490,643         784,758
                                                                                                 ------------    ------------

Net increase in cash and cash equivalents                                                             373,041         578,058

Cash and cash equivalents, beginning of period                                                      1,798,455       1,266,939
                                                                                                 ------------    ------------

Cash and cash equivalents, end of period                                                         $  2,171,496    $  1,844,997
                                                                                                 ============    ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                       $         --    $    122,888
                                                                                                 ============    ============


                    The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of September 30, 1998, and the results of its operations for the three and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the interim period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus accrued interest of $6,089,448 as of September 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied.
The remaining purchase money notes mature from 2001 to 2003.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partnerships would not have a material impact on the financial condition of the Partnership. See further discussion of certain purchase money notes below.

     Interest expense on the Partnership's purchase money notes was $223,216 and $669,648 for the three and nine months ended September 30, 1998, respectively, and $223,215 and $686,721 for the three and nine months ended September 30, 1997, respectively. The accrued interest payable on the purchase money notes of $6,089,448 and $5,419,800 as of September 30, 1998 and December 31, 1997,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

     As of September 30, 1998 and December 31, 1997, the Partnership had advanced funds totaling $262,500 and $300,849, respectively, to Local Partnerships. Interest accrued on these advances was $263,532 and $245,813 as of September 30, 1998 and December 31, 1997, respectively. For financial reporting purposes, these loans have been or will be reduced to zero by the Partnership as a result of losses from the related Local Partnerships.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                           Devonshire and Springfield
                           --------------------------

     During June 1998, the local managing general partners of Devonshire Development Limited Partnership (Devonshire) and Springfield Properties Limited Partnership (Springfield) received offers from third parties to purchase the respective properties. The local managing general partners of Devonshire and Springfield entered into contracts to sell the respective properties to a real estate investment trust (REIT) (in the case of Springfield) and the REIT's affiliate (in the case of Devonshire) on or before January 15, 1999. The contracts are subject to normal and customary conditions. For example, each contract is contingent upon the respective purchaser's satisfaction with the results of its due diligence inspection and can be terminated by the purchaser within approximately forty-five days from the date of the contract. In September 1998, prior to the expiration of the due diligence period, the purchaser elected to terminate the sales contract for Devonshire. The parties extended the due diligence period for Springfield from September 1998 until October 9, 1998. As of October 9, 1998, the Partnership had not received notice of the purchaser's election to terminate the contract based on the results of its due diligence inspection. However, since the Springfield property is presently encumbered by a mortgage loan that cannot yet be prepaid, this contract is still contingent upon the lender's consent to the purchasers' assumption of the mortgage loan. As of November 5, 1998, the purchaser has not received consent of the lender to assume the property's mortgage loan. In the event of sale of this property, the Partnership's investment in and advances to partnerships would be reduced accordingly. Of the six Local Partnerships in which the Partnership had invested as of September 30, 1998 and December 31, 1997, Springfield represented approximately 31% and 18%, respectively, of the total investments in and advances to partnerships. For the nine months ended September 30, 1998 and 1997, distributions from this Local Partnership represented approximately 11% and 0%, respectively, of total distributions from Local Partnerships. The Partnership's share of income from Springfield was $62,209 and $164,487 for the three and nine months ended September 30, 1998, respectively, and $63,948 and $219,716 for the three and nine months ended September 30, 1997, respectively. There is no assurance that sale of the Springfield property will occur.

     Due to the impending and likely sale of the Springfield property, the Partnership's basis in this Local Partnership, which was $281,494, has been reclassified as an investment in partnership held for sale in the accompanying consolidated balance sheet at September 30, 1998.

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of November 5, 1998, principal and accrued interest totaling $230,000 and $547,033, respectively, were due. The Managing General Partner made an offer for an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of November 5, 1998, the Managing General Partner is awaiting

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

a response from the noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the Local Partnership, the Managing General Partner intends to vigorously contest such action. Additionally, the holder of the loan secured by the mortgage on Paradise Foothills has attempted to terminate the provisional workout agreement related to the property. The local managing general partner is disputing the purported termination, and since July, 1997, has not received any response from the mortgagee. Should mortgagee begin foreclosure proceedings, the local managing general partner intends to vigorously contest such action. However, due to possible foreclosure actions by the noteholder and/or the mortgagee, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                                   The Pointe
                                   ----------

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of September 30, 1998 and December 31, 1997, accrued interest was $263,532 and $245,813, respectively. Currently, the local managing general partner is investigating the possibility of either refinancing the Local Partnership's mortgage loan or selling the property. There is no assurance that a refinancing or sale will occur.

                                   River Place
                                   -----------

     Purchase money notes relating to River Place, Ltd. (River Place) totaling $2,500,000 plus accrued interest were originally scheduled to mature on December 31, 1995. On December 27, 1995, the Managing General Partner entered into an agreement with the noteholders which granted the noteholders three options to purchase the Partnership's 98.99% limited partnership interest in River Place over a two-year period. Purchase money note interest of $821,528, which accrued during 1995, was forgiven by the noteholders as part of the agreement. During 1995 and 1996, the noteholders purchased 9.9% and 39.6% interests, respectively, in River Place from the Partnership in exchange for the forgiveness of purchase money note principal and interest aggregating $1,250,000 and $1,967,568, respectively.

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

                           Combined Local Partnerships
                           ---------------------------

     The following are combined statements of operations for the six Local Partnerships in which the Partnership has invested as of September 30, 1998 and 1997. The 1997 results include River Place and Deerfield through the respective dates of sale and foreclosure. The statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                          COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                            For the three months ended            For the nine months ended
                                                                   September 30,                         September 30,
                                                           -----------------------------        -----------------------------
                                                               1998             1997                1998             1997
                                                           ------------     ------------        ------------     ------------
Revenue:
  Rental revenue                                           $  2,206,762     $  1,976,221        $  6,259,373     $  6,133,165
  Other                                                         133,592           97,031             356,546          300,002
                                                           ------------     ------------        ------------     ------------
                                                              2,340,354        2,073,252           6,615,919        6,433,167
                                                           ------------     ------------        ------------     ------------

Expenses:
  Operating                                                     840,541          977,013           2,937,636        3,057,783
  Interest                                                      783,073          733,846           2,349,219        2,229,498
  Depreciation and amortization                                 358,852          361,284           1,076,563        1,114,904
                                                           ------------     ------------        ------------     ------------
                                                              1,982,466        2,072,143           6,363,418        6,402,185
                                                           ------------     ------------        ------------     ------------
Net income                                                 $    357,888     $      1,109        $    252,501     $     30,982
                                                           ============     ============        ============     ============


     As of both September 30, 1998 and December 31, 1997, the Partnership's share of cumulative losses to date for four of the six Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $7,873,683 and $7,522,459, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $14,229 and $57,793 for the three and nine months ended September 30, 1998, respectively and $13,083 and $47,265 for the three and nine months ended September 30, 1997, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay an annual

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   RELATED-PARTY TRANSACTIONS - Continued

incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,482 and $73,447 for the three and nine months ended September 30, 1998, respectively, and like amounts for the three and nine months ended September 30, 1997.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,171,496 and $1,798,455 as of September 30, 1998 and December 31, 1997, respectively, along with anticipated future cash distributions from the Local Partnerships, are expected to meet its current and anticipated operating cash needs. As of November 5, 1998, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus accrued interest of $6,089,448 as of September 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied.
The remaining purchase money notes mature from 2001 to 2003. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Partnership. See further discussion of certain purchase money notes in the footnotes to the consolidated financial statements.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner at both September 30, 1998 and December 31, 1997; accrued interest payable thereon was $75,600 at both September 30, 1998 and December 31, 1997. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective partnership's agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1998 and 1997, the receipt of distributions from partnerships and existing cash resources were adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three months ended September 30, 1998 as opposed to net loss during the corresponding period in 1997 principally due to an increase in share of income from partnerships, which was primarily due to increased income and decreased operating expenses at one property. Contributing to the increase in the Partnership's net income was an increase in interest income due to higher cash and cash equivalent balances. Partially offsetting the increase in the Partnership's net income was an increase in general and administrative expenses primarily due to higher payroll expenses.

     The Partnership incurred a net loss for the nine months ended September 30, 1998, as compared to net income during the corresponding period in 1997, principally due to the gain on disposition of investment in partnership or extraordinary gain on forgiveness of accrued interest related to the sale and foreclosure of the Partnership's remaining interests in River Place and Deerfield during 1997, as discussed in the notes to the consolidated financial statements. Contributing to the net loss was a decrease in other income primarily due to the receipt of cash during 1997 which was previously held in escrow related to River Place. Also contributing to the Partnership's net loss was an increase in general and administrative expenses, as discussed above. Partially offsetting the net loss was a decrease in interest expense due to the payoff of the debt related to River Place and Deerfield during 1997.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

ended September 30, 1998 did not include losses of $117,075 and $351,224, respectively, compared to excluded losses of $144,412 and $433,236 for the three and nine months ended September 30, 1997, respectively.

     No other significant changes in the Partnership's operations have taken place during this period.

                            Year 2000 Computer Issue
                            ------------------------

     The Year 2000 ("Y2K") computer issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather they may recognize and process "00," "01," "02,", etc., incorrectly as 1900, 1901, 1902, instead of as 2000, 2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999.

     The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is substantially complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. The Managing General Partner expects final completion of this phase by November 30, 1998. The Assessment Phase is currently underway. Under the Assessment Phase, all applications and functions identified in the Planning Phase are being analyzed to determine Y2K compliance and the materiality of each identified risk is being determined. In the event of noncompliance, for a material risk, timetables for corrective action, as well as estimated costs to achieve compliance, are being determined. Completion of this phase is expected by December 31, 1998. The Implementation Phase is also underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors and service providers to verify their Y2K compliance. Final completion of this phase is expected by June 1999. The Testing Phase, which will include testing of internal applications as well as third party systems, is expected to begin during January 1999 and continue throughout 1999. Contingency planning is scheduled to commence during the fourth quarter 1998 and be completed by year-end 1999. Although the expense associated with the Y2K Project cannot presently be determined, the Managing General Partner does not expect it to be material.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of November 5, 1998, principal and accrued interest totaling $230,000 and $547,033, respectively, were due. The Managing General Partner made an offer for an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of November 5, 1998, the Managing General Partner is awaiting a response from the noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the Local Partnership, the Managing General Partner intends to vigorously contest such action. Additionally, the holder of the loan secured by the mortgage on Paradise Foothills has attempted to terminate the provisional workout agreement related to the property. The local managing general partner is disputing the purported termination, and since July, 1997, has not received any response from the mortgagee. Should mortgagee begin foreclosure proceedings, the local managing general partner intends to vigorously contest such action. However, due to possible foreclosure actions by the noteholder and/or the mortgagee, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1998.

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

                         CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                         -----------------------------------------------
                         (Registrant)

                         by: C.R.I., Inc.
                             -------------------------------------------
                             Managing General Partner



November 5, 1998             by: /s/ Michael J. Tuszka
----------------                 ---------------------------------------
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