Form 10KSB
period 1998-12-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1999-03-30
CIK 770895

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998
                              -----------------

Commission file number             0-23766
                              -----------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
-----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          District of Columbia                          52-1388957
-----------------------------------------         ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ---------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number      (301) 468-9200
                               --------------



Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                          on which registered
            NONE                                            N/A
-----------------------------------------         ----------------------

Securities registered pursuant to Section 12(g) of the Act:

                              LIMITED PARTNER UNITS
------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes [X]   No
[ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year $776,601.

     The limited partner interests of the Registrant are not traded in any market. Therefore, the limited partner interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                             (a limited partnership)

                        1998 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters    . .      II-1
Item 6.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-1
Item 7.  Financial Statements   . . . . . . . . . . . . . .      II-5
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-5


                                    PART III
                                    --------

Item 9.  Directors and Executive Officers
           of the Registrant  . . . . . . . . . . . . . . .      III-1
Item 10. Executive Compensation   . . . . . . . . . . . . .      III-2
Item 11. Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . .      III-2
Item 12. Certain Relationships and Related Transactions   .      III-3
Item 13. Exhibits and Reports on Form 8-K   . . . . . . . .      III-4

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      III-6

Financial Statements  . . . . . . . . . . . . . . . . . . .      III-7

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

     Capital Realty Investors-85 Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 26, 1984. On November 11, 1985, the Partnership commenced offering Beneficial Assignee Certificates (BACs) for 60,000 limited partner interests through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership had an initial closing on December 27, 1985 and closed the offering on July 19, 1986, with a total of 21,200 BACs. During 1996, five BACs were abandoned; during 1998, 37 BACs were abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in eight Local Partnerships. As of December 31, 1998, the Partnership had investments in six Local Partnerships; as of March 29, 1999, the Partnership had investments in five Local Partnerships. The original objectives of these investments, not necessarily in order of importance, were to:

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

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for applicable mortgage loans and mortgage insurance and/or entered into construction contracts, and remained as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in six (four as of December 31, 1998) of these Local Partnerships. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In two Local Partnerships, (one as of March 29, 1999), the Partnership has invested as a limited partner in intermediary partnerships which, in turn, have invested as limited partners in the Local Partnerships. An affiliate of the Managing General Partner of the Partnership is also a general partner of the six (four as of December 31, 1998) Local Partnerships as well as the two (one as of March 29, 1999) intermediary partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining,

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

operating and managing the projects. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 1998 follows.


                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                                HAS AN INVESTMENT(1)


                                    Mortgage
 Name and Location                 Payable at              Financed and/or Insured                Number of
of Apartment Complex              12/31/98 (2)             and/or Subsidized Under               Rental Units
--------------------              ------------          ---------------------------------        ------------
Devonshire                        $  4,623,412          GMAC                                          140
 Kirkland, WA

Paradise Foothills                   6,011,943          HUD/221(d)(4)                                 180
 Phoenix, AZ                                              of the National Housing Act

The Pointe                           7,585,937          Lincoln National Life Company                 238
 El Paso, TX

Semper Village                       8,150,000          SRS Insurance Services, Inc.                  252
 Westminster, CO

Springfield (4)                      6,298,698          GMAC                                          184
 Redmond, WA

Willow Creek II                      2,741,678          Hartger & Willard Mortgage/221                159
 Kalamazoo, MI                                            (d)(4) of the National Housing
                                                          Act                                    ------------
                                  ------------
 TOTALS 6                         $ 35,411,668                                                      1,153
                                  ============                                                   ============


                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - continued

                                                                                 Average Effective Annual
                                      Units Occupied As                               Rental Per Unit
                                  Percentage of Total Units                         for the Years Ended
                                      As of December 31,                                December 31,
 Name and Location            ---------------------------------    -----------------------------------------------------
of Apartment Complex          1998   1997   1996    1995   1994      1998       1997       1996        1995       1994
--------------------          ----   ----   ----    ----   ----    --------   --------   --------    --------   --------
Devonshire                      96%    98%    98%     95%   94%    $  8,262   $  7,732   $  7,286    $  6,944   $  6,509
 Kirkland, WA

Paradise Foothills              95%    97%    96%     95%   97%       6,951      6,551      6,408       6,340      5,893
 Phoenix, AZ

The Pointe                      95%    97%    98%     84%   97%       6,716      6,594      6,292       6,403      6,791
 El Paso, TX

Semper Village                  96%    99%    99%     98%   95%       7,335      6,974      6,782       6,506      6,223
 Westminster, CO

Springfield (4)                 91%    97%    99%     97%   93%       8,638      8,330      7,744       7,347      6,822
 Redmond, WA

Willow Creek II                 98%    91%    96%     91%   92%       6,340      6,178      6,025       5,934      5,959
 Kalamazoo, MI                ----   ----   ----    ----   ---     --------   --------   --------    --------   --------

 TOTALS(3) 6                    95%    97%    98%     93%   95%    $  7,374   $  7,060   $  6,756    $  6,579   $  6,366
                              ====   ====   ====    ====   ===     ========   ========   ========    ========   ========

(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 1998.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) Springfield was sold on January 22, 1999. See the notes to the consolidated financial statements for additional information pertaining to this sale.

  The local managing general partner of Devonshire has agreed to sell the property to a potential buyer, and as of March 29, 1999, the parties are negotiating a sales contract. There is no assurance that a sale will take place.

                                     PART I
                                     ------

ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-85 Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 for information pertaining to these properties.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

     (b) As of March 29, 1999, there were approximately 1,800 registered holders of BACs in the Partnership.

     (c) No distributions were declared or paid by the Partnership during 1998 or 1997. The Partnership anticipates a distribution later in 1999 to the BAC Holders as a result of the sale of the Springfield property. The Partnership received distributions of $503,945 and $528,557 from Local Partnerships during 1998 and 1997, respectively.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1998, the Partnership had approximately 1,800 investors who subscribed to a total of 21,158 BACs in the original amount of $21,158,000. The Partnership originally made investments in eight Local Partnerships. As of December 31, 1998, the Partnerships had investments in six (five as of March 29, 1999) Local Partnerships. The Local Partnerships in turn invested in apartment complexes (the "properties"). The Partnership's liquidity, with unrestricted cash resources of $2,154,057 as of December 31, 1998, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership's remaining obligations with respect to its investment in Local Partnership's of $250,000, excluding purchase money notes and accrued interest, is not in excess of its capital resources. As of March 29, 1999, there were no material commitments for capital expenditures.

     During 1998 and 1997, the Partnership received cash distributions of $503,945 and $528,557, respectively, from the Local Partnerships.

     The acquisition of interests in certain Local Partnerships was paid for in part by purchase money notes of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature 10 to 15 years from the date of acquisition of the interests in particular Local Partnerships.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus accrued interest of $6,431,131 as of December 31, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended. Purchase money notes having principal balances of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied.
The remaining purchase money notes mature from 2001 to 2003. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

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

     As of both December 31, 1998 and 1997, the Partnership's obligations with respect to its investments in Local Partnerships included $174,600 due to local general partners, plus accrued interest on these obligations of $75,400.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1998 and 1997, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during 1998 and 1997 primarily due to the receipt of distributions from partnerships.

                              Results of Operations
                              ---------------------

1998 versus 1997
----------------

     The Partnership incurred a net loss for year ended December 31, 1998 as compared to net income for the year ended December 31, 1997 principally due to the gain on disposition of investment in partnership or extraordinary gain on forgiveness of accrued interest related to the sale and foreclosure of the Partnership's remaining interests in River Place and Deerfield, respectively, during 1997, as discussed in the notes to the consolidated financial statements. Contributing to the net loss was an increase in interest expense due to the annual compounding of interest and a decrease in other income primarily due to the receipt of cash during 1997 which was previously held in an interest-bearing escrow related to River Place. Partially offsetting the net loss was an increase in share of income from partnerships due to increased distributions from Local Partnerships in which the Partnership has no basis. (Distributions received by the Partnership from Local Partnerships in which the Partnership has no basis are included in share of income from partnerships, in accordance with the equity method, as discussed in Note 1.d. in the accompanying notes to the consolidated financial statements.)

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1998 and 1997 did not include losses of $375,964 and $447,600, respectively.
The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $311,781 and $180,399 received from two Local Partnerships during 1998 and 1997, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

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

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The combined rental revenues of the properties for the five years ended December 31, 1998, follow. Combined rental revenue amounts for years prior to 1998 have been adjusted to reflect the sale of the Partnership's remaining interest in River Place in 1997 and the foreclosure on the Deerfield property in 1997, as discussed in the notes to the consolidated financial statements.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                          For the years ended December 31,
                         ---------------------------------------------------------------------------------------------
                            1998                1997               1996                  1995                 1994
                         -----------         -----------        -----------           -----------          -----------
Combined Rental
  Revenue                $ 8,452,327         $ 8,103,395        $ 7,763,087           $ 7,572,418          $ 7,359,042

Annual Percentage
  Increase                             4.3%               4.4%                 2.5%                  2.9%


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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers to verify their Y2K compliance, with completion expected by June 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.


ITEM 7.   FINANCIAL STATEMENTS
          --------------------

     The information required by this item is contained in Part III.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

     None.

                                    PART III
                                    --------

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     (a), (b) and (c)

          The Partnership has no directors, executive officers or significant employees of its own.

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 62, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 52, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Ronald W. Thompson, 52, is Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.

Susan R. Campbell, 40, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.




                                      III-1

                                    PART III
                                    --------

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Melissa Cecil Lackey, 43, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is incorporated herein by reference to Notes 3 and 4 of the notes to the consolidated financial statements contained in Part III.

     (h)  Termination of employment and change in control arrangements.

          None.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding BACs at December 31, 1998.
     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of December 31, 1998, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership's General Partner.





                                      III-2

                                    PART III
                                    --------


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT - Continued
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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with management and others.

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 10 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to consolidated financial statements, which contains disclosure of related party transactions, is also incorporated herein by reference.

     (b)  Certain business relationships.

          The Partnership's response to Item 12(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the officers and directors of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 12(a).

     (c)  Indebtedness of management.

          None.




                                      III-3

                                    PART III
                                    --------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

     (d)  Transactions with promoters.

          Not applicable.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          Financial Statements                                     Page
          --------------------                                     ----

          Report of Independent Certified Public
            Accountants - Capital Realty Investors-85
            Limited Partnership                                    III-7

          Reports of Independent Certified Public
            Accountants - Local Partnerships in which
            Capital Realty Investors-85 Limited Partnership
            has invested                                           III-8

          Consolidated Balance Sheets as of December 31, 1998
            and 1997                                               III-9

          Consolidated Statements of Operations for the years
            ended December 31, 1998 and 1997                       III-10

          Consolidated Statements of Changes in Partners'
            Deficit for the years ended December 31,
            1998 and 1997                                          III-11

          Consolidated Statements of Cash Flows for the
            years ended December 31, 1998 and 1997                 III-12

          Notes to Consolidated Financial Statements               III-13


     (a) Index of Exhibits (Listed according to the number assigned in ----------------- the table in Item 601 of Regulation S-B.)

          Exhibit No. 3 - Articles of Incorporation and bylaws.

          a. Certificate of Limited Partnership of Capital Realty Investors-85 Limited Partnership. (Incorporated by reference from Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985.)

          Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

          a. Limited Partnership Agreement of Capital Realty Investors-85 Limited Partnership. (Incorporated by reference from Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985.)

          Exhibit No. 10 - Material Contracts.



                                      III-4

                                    PART III
                                    --------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K - Continued
          --------------------------------

          a. Management Services Agreement between CRI and Capital Realty Investors-85 Limited Partnership. (Incorporated by reference from Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985.)

          Exhibit No. 27 - Financial Data Schedule.

          a.   Filed herewith electronically.


          Exhibit No. 99 - Additional Exhibits.

          a. Prospectus of the Partnership, dated November 11, 1985. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985.)

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended December 31, 1998. A report on Form 8-K dated January 22, 1999, was filed on February 5, 1999; the report discussed the sale of Springfield Apartments, located in Redmond, Washington. See the notes to the consolidated financial statements for additional information pertaining to this sale.

































                                      III-5

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                         -----------------------------------------------
                         (Registrant)

                         by: C.R.I., Inc.
                             -------------------------------------------
                             Managing General Partner



March 29, 1999               by: /s/ William B. Dockser
-----------------                ---------------------------------------
DATE                             William B. Dockser, Director,
                                   Chairman of the Board,
                                   and Treasurer
                                   (Principal Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 29, 1999               by: /s/ H. William Willoughby
-----------------                ---------------------------------------
DATE                             H. William Willoughby,
                                   Director, President
                                   and Secretary





March 29, 1999               by: /s/ Michael J. Tuszka
-----------------                ---------------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)














                                      III-6

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                               PUBLIC ACCOUNTANTS
                               ------------------

To the Partners
Capital Realty Investors-85 Limited Partnership

     We have audited the consolidated balance sheets of Capital Realty Investors-85 Limited Partnership (a Maryland limited partnership) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of any Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $299,258 and $111,891 of income in 1998 and 1997, respectively, included in the Partnership's net income or loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-85 Limited Partnership as of December 31, 1998 and 1997 and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.


                                                              Grant Thornton LLP

Vienna, VA
March 17, 1999










                                      III-7

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                  HAS INVESTED*









* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-85 Limited Partnership has invested were filed in paper format under Form SE on March 29, 1999 in accordance with the Securities and Exchange Commission's continuing hardship exemption granted March 5, 1999.






















                                      III-8

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                                                      December 31,
                                                                                            ---------------------------------
                                                                                                1998                 1997
                                                                                            ------------         ------------
Investments in and advances to partnerships                                                 $    588,772         $    612,145
Investment in partnership held for sale                                                          208,549                   --
Cash and cash equivalents                                                                      2,154,057            1,798,455
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $110,438 and $117,156 respectively                                 148,172              180,745
Property purchase costs, net of accumulated amortization of
  $103,963 and $117,875, respectively                                                            135,960              176,813
Other assets                                                                                      55,663                5,900
                                                                                            ------------         ------------

      Total assets                                                                          $  3,291,173         $  2,774,058
                                                                                            ============         ============




                       LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                          $  2,522,600         $  2,522,600
Accrued interest payable                                                                       6,506,531            5,495,200
Accounts payable and accrued expenses                                                             77,909               56,987
                                                                                            ------------         ------------
      Total liabilities                                                                        9,107,040            8,074,787
                                                                                            ------------         ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                               2,000                2,000
    Limited Partners                                                                          21,202,500           21,202,500
                                                                                            ------------         ------------
                                                                                              21,204,500           21,204,500

  Less:
    Offering costs                                                                            (2,570,535)          (2,570,535)
    Accumulated losses                                                                       (24,449,832)         (23,934,694)
                                                                                            ------------         ------------
      Total partners' deficit                                                                 (5,815,867)          (5,300,729)
                                                                                            ------------         ------------

      Total liabilities and partners' deficit                                               $  3,291,173         $  2,774,058
                                                                                            ============         ============

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                                       III-9

                   CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                   For the years ended
                                                                                                       December 31,
                                                                                            --------------------------------
                                                                                               1998                 1997
                                                                                            -----------          -----------
Share of income from  partnerships                                                          $   649,388          $   548,490
                                                                                            -----------          -----------

Other revenue and expenses:

  Revenue:
    Interest income                                                                             127,213              143,543
                                                                                            -----------          -----------

  Expenses:
    Interest                                                                                  1,011,331              909,935
    Management fee                                                                               97,930               97,930
    General and administrative                                                                  104,132               97,693
    Professional fees                                                                            59,377               60,656
    Amortization                                                                                 18,969               19,755
                                                                                            -----------          -----------
                                                                                              1,291,739            1,185,969
                                                                                            -----------          -----------
      Total other revenue and expenses                                                       (1,164,526)          (1,042,426)
                                                                                            -----------          -----------

Loss before gain on disposition of investment in
  partnership or extraordinary gain on forgiveness
  of accrued interest                                                                          (515,138)            (493,936)
                                                                                            -----------          -----------

Gain on disposition of investment in partnership or
  extraordinary gain on forgiveness of accrued
  interest                                                                                           --            2,721,977
                                                                                            -----------          -----------

Net (loss) income                                                                           $  (515,138)         $ 2,228,041
                                                                                            ===========          ===========

Net (loss) income allocated to General Partners (1.51%)                                     $    (7,779)         $    33,643
                                                                                            ===========          ===========

Net (loss) income allocated to Initial and Special Limited
  Partners (2.49%)                                                                          $   (12,827)         $    55,478
                                                                                            ===========          ===========

Net (loss) income allocated to BAC Holders (96%)                                            $  (494,532)         $ 2,138,920
                                                                                            ===========          ===========

Net (loss) income per BAC based on 21,158 and 21,195 BACs
  outstanding at December 31, 1998 and 1997, respectively                                   $    (23.37)         $    100.92
                                                                                            ===========          ===========

                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                                       III-10

                    CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT




                                                  Initial and
                                                    Special          Additional
                                 General            Limited            Limited
                                 Partners           Partners           Partners             Total
                                -----------       -----------        ------------       ------------
Partners' deficit,
  January 1, 1997                  (393,057)         (648,952)         (6,486,761)        (7,528,770)

Net income                           33,643            55,478           2,138,920          2,228,041
                                -----------       -----------        ------------       ------------

Partners' deficit,
  December 31, 1997                (359,414)         (593,474)         (4,347,841)        (5,300,729)

Net loss                             (7,779)          (12,827)           (494,532)          (515,138)
                                -----------       -----------        ------------       ------------

Partners' deficit,
  December 31, 1998             $  (367,193)      $  (606,301)       $ (4,842,373)      $ (5,815,867)
                                ===========       ===========        ============       ============































                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                                    III-11

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   For the years ended
                                                                                                       December 31,
                                                                                            --------------------------------
                                                                                               1998                 1997
                                                                                            -----------          -----------
Cash flows from operating activities:
  Net (loss) income                                                                         $   (515,138)        $  2,228,041

  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
    Share of income from partnerships                                                           (649,388)            (548,490)
    Amortization of deferred costs                                                                18,969               19,755
    Payment of purchase money note interest                                                           --             (122,888)
    Gain on disposition of investment in partnership or extraordinary
      gain on forgiveness of accrued interest                                                         --           (2,721,977)

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances
        to partnerships                                                                          (23,625)             (23,625)
      Increase in other assets                                                                   (49,763)              (1,376)
      Increase in accrued interest payable                                                     1,011,331              909,935
      Increase in accounts payable and accrued expenses                                           20,922                7,384
                                                                                            ------------         ------------
         Net cash used in operating activities                                                  (186,692)            (253,241)
                                                                                            ------------         ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships                                                     503,945              528,557
  Repayment of advances to partnerships                                                           38,349              256,200
                                                                                            ------------         ------------
         Net cash provided by investing activities                                               542,294              784,757
                                                                                            ------------         ------------


Net increase in cash and cash equivalents                                                        355,602              531,516

Cash and cash equivalents, beginning of year                                                   1,798,455            1,266,939
                                                                                            ------------         ------------

Cash and cash equivalents, end of year                                                      $  2,154,057         $  1,798,455
                                                                                            ============         ============



Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                                    $         --         $    122,888
                                                                                            ============         ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                    III-12

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-85 Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on December 26, 1984 and shall continue until December 31, 2039, unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships) which own and operate apartment properties throughout the United States.

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

          The Partnership sold 21,200 BACs at $1,000 per BAC through a public offering. The offering period was terminated on July 19, 1986. During 1996, five BACs were abandoned; during 1998, 37 BACs were abandoned.

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

     d.   Investments in and advances to partnerships
          -------------------------------------------

          At both December 31, 1998 and 1997, the Partnership held investments in six Local Partnerships (five as of March 29, 1999). These investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1998 and 1997, the Partnership's share of the cumulative losses for four of the six Local Partnerships exceeded the amount of the Partnership's investment in and advances to those Local Partnerships by $6,984,364 and $6,878,625, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, except as described herein, the excess losses have not been reflected in the accompanying consolidated financial statements. As of December 31, 1998 and 1997,

                                     III-13

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     cumulative cash distributions of $590,386 and $278,605, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

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
















                                     III-14

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     i.   Investment in Partnership Held For Sale
          ---------------------------------------

          On January 22, 1999, the local managing general partner of Springfield Apartments sold the property, as discussed in Note 2.d. Accordingly, the Partnership's investment in this Local Partnership was classified as an investment in partnership held for sale on the consolidated balance sheet as of December 31, 1998. Assets held for sale are not recorded in excess of their estimated net realizable value.

     j.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 1998, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1998 and 1997, the Partnership held limited partner interests in six Local Partnerships, which were organized to develop, construct, own, maintain and operate multifamily apartment properties. The remaining principal amounts due on investments in the Local Partnerships were as follows.














                                     III-15

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                   December 31,
                                          ---------------------------
                                              1998           1997
                                          ------------   ------------
          Due to local general partners:  $    174,600   $    174,600
          Purchase money notes due in:
            1996                               230,000        230,000
            2001                             1,475,000      1,475,000
            2003                               643,000        643,000
                                          ------------   ------------
                   Total                  $  2,522,600   $  2,522,600
                                          ============   ============

          The amounts due to local general partners of $174,600, plus accrued interest of $75,400, will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnerships' partnership agreements. The purchase money notes have stated interest rates ranging from 9% to 14%, compounded annually. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid, as discussed below. Purchase money notes having a principal balance of $250,000 and $1,250,000 matured on January 1, 1997 and February 1, 1997, respectively, and the Partnership's obligation with respect to these notes has been satisfied, as discussed below. The remaining purchase money notes mature from 2001 to 2003.

          The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.



                                     III-16

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Interest expense on the Partnership's purchase money notes and unpaid purchase price for the years ended December 31, 1998 and 1997 was $1,011,331 and $909,935, respectively. The accrued interest on the purchase money notes of $6,431,131 and $5,419,800 as of December 31, 1998 and 1997, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the respective Local Partnership agreements.

                                    Deerfield
                                    ---------

          The Partnership defaulted on its purchase money notes relating to Deerfield Partners Limited Partnership (Deerfield) when the notes matured on January 1, 1997 and were not paid. The default amount included principal and accrued interest of $250,000 and $623,068, respectively. Since the purchase money notes were nonrecourse and secured solely by the Partnership's interest in the related Local Partnership, the Partnership's obligation regarding the purchase money notes was retired in conjunction with the transfer of ownership in Deerfield to the mortgagee, as discussed in Note 2.d. The Partnership's investment in Deerfield had previously been reduced to zero as a result of losses from the Local Partnership during prior years. Acquisition fees and property purchase costs relating to Deerfield were previously fully amortized in order to record the investment at its net realizable value. As a result of the foreclosure on the Deerfield property, the Partnership's purchase money note obligation was forgiven and resulted in a net financial statement gain of approximately $875,000. The federal tax gain was approximately $2.4 million.

                               Paradise Foothills
                               ------------------

          The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of March 29, 1999, principal and accrued interest totaling $230,000 and $580,634, respectively, were due. The Managing General Partner made an offer for an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of March 29, 1999, the Managing General Partner is awaiting a response from the noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the Local Partnership, the Managing General Partner intends to vigorously contest such action. Additionally, the holder of the loan secured by the mortgage on Paradise Foothills has attempted to terminate the provisional workout agreement related to the property. The local managing general partner is disputing the purported termination, and since July, 1997, has not received any response from the mortgagee. Should the mortgagee begin foreclosure proceedings, the local managing general partner intends to vigorously contest such action. However, due to possible foreclosure actions by the noteholder and/or the mortgagee, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership.



                                     III-17

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


     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------
               made by Local Partnerships
               --------------------------

          The Partnership has a 98% to 98.99% interest in profits, losses and cash distributions of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership or the intermediary partnership which invested in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 1998 and 1997, the Partnership received cash distributions from rental operations of the Local Partnerships of $503,945 and $528,557, respectively. As of December 31, 1998 and 1997, one of the Local Partnerships had surplus cash, as defined

                                     III-18

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     by its partnership agreement, in the amount of $125,806 and $96,013, respectively, which may be available for distribution in accordance with the respective agency's regulations.

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

     c.   Advances to Local Partnerships
          ------------------------------

                                   The Pointe
                                   ----------

          Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of December 31, 1998 and 1997, accrued interest was $269,438 and $245,813, respectively.

                                   Springfield
                                   -----------

          The Partnership had previously made advances to Springfield Properties Limited Partnership (Springfield) related to its mortgage loan. The balance of these advances, which was $38,349 as of December 31, 1997, was repaid to the Partnership on March 13, 1998. See Notes 2.d. and 3. for a discussion of the sale of Springfield.

     d.   Property matters
          ----------------

                                    Deerfield
                                    ---------

          Deerfield was unable to generate sufficient cash flow to pay its debt service and therefore was unable to meet its obligations under the terms of its mortgage loan. The Local Partnership defaulted on its mortgage loan in 1990. On November 16, 1995, the Local Partnership received a notice of default, acceleration and assignment of rents from the mortgagee. On February, 27, 1996, Deerfield entered into a term sheet agreement with the mortgagee pursuant to which Deerfield transferred management of the property to the mortgagee on April 1, 1996 and agreed, at the mortgagee's election, to either voluntarily transfer ownership of the property to the mortgagee, or not oppose a foreclosure action, occurring no earlier than January 6, 1997, without further consideration, if the mortgage loan default had not been cured by that date. On January 7, 1997, in accordance

                                     III-19

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     with the term sheet agreement, the mortgagee foreclosed on the property. See Note 2.a. for a discussion of purchase money notes related to Deerfield.

                           Devonshire and Springfield
                           --------------------------

          During June 1998, the local managing general partners of Devonshire Development Limited Partnership (Devonshire) and Springfield Properties Limited Partnership (Springfield) received offers from third parties to purchase the respective properties. The local managing general partners of Devonshire and Springfield entered into contracts to sell the respective properties to a real estate investment trust (REIT) (in the case of Springfield) and the REIT's affiliate (in the case of Devonshire) on or before January 15, 1999. In September 1998, prior to the expiration of the due diligence period, the purchaser, in accordance with its rights under the sale contract, terminated the sales contract for Devonshire. The local managing general partner of Devonshire has agreed to sell the property to a new potential buyer, and as of March 29, 1999, the parties are negotiating a sales contract.

          On January 22, 1999, pursuant to the Springfield sale contract, the local managing general partner sold Springfield Apartments, located in Redmond, Washington, to ASN-Washington Holdings (1) Incorporated, an affiliate of the REIT. The sale resulted in an estimated financial statement gain of approximately $6.1 million, an estimated Federal tax gain of approximately $9.0 million, and net cash proceeds of approximately $6.3 million to the Partnership. As a result of the sale, CRICO of Springfield, Inc. (CRICO), the local managing general partner of the Local Partnership and a wholly-owned affiliate of the Managing General Partner, received an additional management fee of $615,524, pursuant to the Local Partnership Agreement.

          Due to the then impending sale of the Springfield property, the Partnership's basis in this Local Partnership, which was $208,549, was reclassified to "Investment in partnership held for sale" in the accompanying consolidated balance sheet at December 31,





















                                     III-20

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     e.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships at December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997 follows.

                                                       COMBINED BALANCE SHEETS

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           1998            1997
                                                                                       ------------    ------------
Rental property, at cost, net of accumulated depreciation of
  $20,620,004 and $19,463,950, respectively                                            $ 21,420,278    $ 22,418,372
Land                                                                                      6,444,869       6,444,869
Other assets                                                                              4,531,513       4,073,692
                                                                                       ------------    ------------
      Total assets                                                                     $ 32,396,660    $ 32,936,933
                                                                                       ============    ============


Mortgage notes payable                                                                 $ 35,411,668    $ 35,684,597
Due to general partners                                                                   3,492,581       3,429,235
Other liabilities                                                                         3,168,050       3,181,624
                                                                                       ------------    ------------
      Total liabilities                                                                  42,072,299      42,295,456

Partners' deficit                                                                        (9,675,639)     (9,358,523)
                                                                                       ------------    ------------
      Total liabilities and partners' deficit                                          $ 32,396,660    $ 32,936,933
                                                                                       ============    ============






















                                                               III-21

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                     COMBINED STATEMENTS OF OPERATIONS

                                                                                           For the years ended
                                                                                                 December 31,
                                                                                       ----------------------------
                                                                                           1998            1997
                                                                                       ------------    ------------
Revenue:
  Rental                                                                               $  8,452,327    $  8,292,309
  Interest                                                                                   84,570          75,499
  Other                                                                                     364,382         358,720
                                                                                       ------------    ------------
     Total revenue                                                                        8,901,279       8,726,528
                                                                                       ------------    ------------
Expenses:
  Operating                                                                               4,321,211       4,437,917
  Interest                                                                                3,129,245       3,153,678
  Depreciation                                                                            1,180,610       1,395,848
  Amortization                                                                               72,165          72,292
                                                                                       ------------    ------------
     Total expenses                                                                       8,703,231       9,059,735
                                                                                       ------------    ------------
Net income (loss)                                                                      $    198,048    $   (333,207)
                                                                                       ============    ============

     f.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
               net income (loss) to taxable loss
               ---------------------------------

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

          A reconciliation of the Local Partnerships' financial statement net income (loss) reflected above to taxable loss follows.












                                    III-22

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                                            For the years ended
                                                                                                 December 31,
                                                                                       ----------------------------
                                                                                           1998            1997
                                                                                       ------------    ------------
Financial statement net income (loss)                                                  $    198,048    $   (333,207)

Adjustments:
  Additional tax depreciation using accelerated methods,
    net of depreciation on construction period expenses
    capitalized for financial statement purposes                                           (499,377)       (378,313)

  Amortization for financial statement purposes not
    deducted for income tax purposes                                                          7,223          11,847

  Miscellaneous, net                                                                          3,063         (16,027)
                                                                                       ------------    ------------
Taxable loss                                                                           $   (291,043)   $   (715,700)
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1998 and 1997, the Partnership paid $75,602 and $61,605, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses.

     Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The amount of the Management Fee shall be equal to 0.50% of equity payments, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year on a monthly basis as an operating expense before any distributions to limited partners in




                                    III-23

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS - Continued

the amount computed as described in the Partnership Agreement, provided that such amount shall not exceed $97,930. The Partnership paid the Managing General Partner a Management Fee of $97,930 for each of the years ended December 31, 1998 and 1997.

     On January 22, 1999, Springfield Properties Limited Partnership, one of the Local Partnerships in which the Partnership has invested, sold Springfield Apartments. As a result of the successful sale, CRICO, the local managing general partner of the Local Partnership and a wholly-owned affiliate of the Managing General Partner, earned an additional management fee of $615,524, pursuant to the Local Partnership Agreement; the fee was paid January 29, 1999.


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


                                     III-24

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

      (vii) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
     (viii) to the General Partners in the amount of their capital contributions;
       (ix) thereafter, in equal shares to the General Partners for services to the Partnership and to the Special Limited Partner whether or not any is then a general partner or special limited partner (or their designees), an aggregate fee of 1% of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such 1% fee was not paid to the General Partners or the Special Limited Partner or their designees;
        (x) to the General Partners, the Initial Limited Partner and the Special Limited Partner an amount equal to the total of all accrued but unpaid portions of the Deferred Cash Flow Return which were previously deferred; and
       (xi) the remainder, 12% in the aggregate to the General Partners and the Initial Limited Partner (or their assignees) (11.51% to the General Partners and 0.49% to the Initial Limited Partner), 85% in the aggregate to the Assignees and BAC Holders, as a group (or their assignees) and 3% to the Special Limited Partner.

     Fees payable to the General Partners and the Special Limited Partner (or their designees) under (ix) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment properties.

     If there are insufficient funds to make payment in full of all amounts, the funds then available for payment shall be allocated proportionately among the persons entitled to payment pursuant to such subsection of the Partnership Agreement. Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be accrued at 89% to the Assignees and to the BAC Holders (other than the Initial Limited Partner and Special Limited Partner), 2.5% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 8.01% to the General Partners after payment of the Management Fee (see note 3), as specified in the Partnership Agreement. All cash available for distribution, as defined, shall be distributed, not less frequently than annually, as follows:

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

     The Partnership's cash available for distribution, as defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, was approximately $380,000 and $490,000 for the years ended December 31, 1998 and 1997, respectively. No distributions were declared or paid during the



                                     III-25

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

years ended December 31, 1998 and 1997. The Partnership anticipates a distribution later in 1999 to the BAC Holders as a result of the sale of the Springfield property.


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET (LOSS) INCOME TO TAXABLE (LOSS) INCOME

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations; and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see note 2.f.), including losses in excess of related investment amounts. These returns are subject to audit and, therefore, possible adjustment by the IRS.









































                                     III-26

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the Partnership's financial statement net (loss) income to taxable (loss) income follows.


                                                                                             For the years ended
                                                                                                  December 31,
                                                                                        ----------------------------
                                                                                            1998            1997
                                                                                        ------------    ------------
Financial statement net (loss) income                                                   $   (515,138)   $  2,228,041

Adjustments:
  Differences between the income tax losses and financial
    statement losses related to the Partnership's
    equity in the Local Partnerships' losses                                                (825,015)       (844,397)


  Differences in amortization of
    acquisiton costs and property purchase costs                                             (17,043)         78,989

  Difference in gain on disposition of investment in
    partnership                                                                                   --       4,805,918
                                                                                        ------------    ------------
Taxable (loss) income                                                                   $ (1,357,196)   $  6,268,551
                                                                                        ============    ============





                                     # # #

























                                                               III-27