Form 10QSB
period 1999-03-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1999-05-07
CIK 770895

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1999
                                   --------------

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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 1999)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1999



                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1999 and
            December 31, 1998 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations and Accumulated
            Losses - for the three months ended March 31, 1999
            and 1998  . . . . . . . . . . . . . . . . . . . .        2

          Consolidated Statements of Cash Flows - for the
            three months ended March 31, 1999 and 1998  . . .        3

          Notes to Consolidated Financial Statements -
            March 31, 1999 and 1998 . . . . . . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .        9

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       12

Item 5.   Other Information . . . . . . . . . . . . . . . . .       12

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       13

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       14

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . .       15

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

               CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                                                                  March 31,      December 31,
                                                                                                    1999            1998
                                                                                                -------------    ------------
                                                                                                 (Unaudited)
Investments in and advances to partnerships                                                     $     433,502    $    588,772
Investment in partnership held for sale                                                                    --         208,549
Cash and cash equivalents                                                                           8,791,740       2,154,057
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $112,594 and $110,438, respectively                                     146,016         148,172
Property purchase costs, net of accumulated amortization of
  $105,510 and $103,963, respectively                                                                 134,413         135,960
Other assets                                                                                           40,599          55,663
                                                                                                -------------    ------------

      Total assets                                                                              $   9,546,270    $  3,291,173
                                                                                                =============    =============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Due on investments in partnerships                                                              $   2,522,600    $  2,522,600
Accrued interest payable                                                                            6,792,976       6,506,531
Accounts payable and accrued expenses                                                                 120,023          77,909
                                                                                                -------------    ------------
      Total liabilities                                                                             9,435,599       9,107,040
                                                                                                -------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                    2,000           2,000
    Limited Partners                                                                               21,202,500      21,202,500
                                                                                                -------------    ------------
                                                                                                   21,204,500      21,204,500

  Less:
    Offering costs                                                                                 (2,570,535)     (2,570,535)
    Accumulated losses                                                                            (18,523,294)    (24,449,832)
                                                                                                -------------    ------------
      Total partners' capital (deficit)                                                               110,671      (5,815,867)
                                                                                                -------------    ------------

      Total liabilities and partners' capital (deficit)                                         $   9,546,270    $  3,291,173
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                                                  For the three months ended
                                                                                                           March 31,
                                                                                                 ----------------------------
                                                                                                     1999            1998
                                                                                                 ------------    ------------
Share of income from partnerships                                                                $    105,712    $     32,557
                                                                                                 ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income                                                                          69,260          28,017
                                                                                                 ------------    ------------

  Expenses:
    Interest                                                                                          286,445         223,216
    General and administrative                                                                         40,495          28,250
    Management fee                                                                                     24,482          24,482
    Professional fees                                                                                  16,597          21,527
    Amortization of deferred costs                                                                      4,154           4,938
                                                                                                 ------------    ------------
                                                                                                      372,173         302,413
                                                                                                 ------------    ------------
       Total other revenue and expenses                                                              (302,913)       (274,396)
                                                                                                 ------------    ------------

Loss before gain on disposition of investment in partnership                                         (197,201)       (241,839)

Gain on disposition of investment in partnership                                                    6,123,739            --
                                                                                                 ------------    ------------
Net income (loss)                                                                                   5,926,538        (241,839)
Accumulated losses, beginning of period                                                           (24,449,832)    (23,934,694)
                                                                                                 ------------    ------------
Accumulated losses, end of period                                                                $(18,523,294)   $(24,176,533)
                                                                                                 ============    ============
Net income (loss) allocated to General Partners (1.51%)                                          $     89,491    $     (3,652)
                                                                                                 ============    ============
Net income (loss) allocated to Initial and Special Limited Partners (2.49%)                      $    147,571    $     (6,022)
                                                                                                 ============    ============
Net income (loss) allocated to BAC Holders (96%)                                                 $  5,689,476    $   (232,165)
                                                                                                 ============    ============
Net income (loss) per BAC based on 21,158 and 21,195 BACs outstanding
  at March 31, 1999 and 1998, respectively                                                       $     268.90    $     (10.95)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                   CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)


                                                                                                 For the three months ended
                                                                                                          March 31,
                                                                                                ----------------------------
                                                                                                    1999            1998
                                                                                                ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                                             $  5,926,538    $   (241,839)

  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Share of income from partnerships                                                               (105,712)        (32,557)
    Amortization of deferred costs                                                                     4,154           4,938
    Gain on disposition of investment in partnership                                              (6,123,739)             --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to
        partnerships                                                                                  (5,907)         (5,907)
      Decrease in other assets                                                                        15,064           1,523
      Increase in accrued interest payable                                                           286,445         223,216
      Increase (decrease) in accounts payable and accrued expenses                                    42,114            (603)
                                                                                                ------------    ------------
         Net cash provided by (used in) operating activities                                          38,957         (51,229)
                                                                                                ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                         266,888          98,781
  Proceeds from disposition of investment in partnership                                           6,331,838              --
  Collection of advances to partnerships                                                                  --          38,349
                                                                                                ------------    ------------
         Net cash provided by investing activities                                                 6,598,726         137,130
                                                                                                ------------    ------------

Net increase in cash and cash equivalents                                                          6,637,683          85,901

Cash and cash equivalents, beginning of period                                                     2,154,057       1,798,455
                                                                                                ------------    ------------

Cash and cash equivalents, end of period                                                        $  8,791,740    $  1,884,356
                                                                                                ============    ============






                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 and 1998

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the interim period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1998.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus accrued interest of $6,717,576 as of March 31, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended. The remaining purchase money notes mature in 2001 and 2003.

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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1999 and 1998 was $286,445 and $223,216, respectively. The accrued interest on the purchase money notes of $6,717,576 and $6,431,131 as of March 31, 1999 and December 31, 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of May 7, 1999, principal and accrued interest totaling $230,000 and $590,127, respectively, were due. The Managing General Partner made an offer for an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of May 7, 1999, the Managing General Partner is awaiting a response from the noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the Local Partnership, the Managing General Partner intends to vigorously contest such action. Due to possible foreclosure actions by the noteholder, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Advances to Local Partnerships
     ------------------------------

     As of both March 31, 1999 and December 31, 1998, the Partnership had advanced funds totaling $262,500 to a Local Partnership. No advances were made in 1998 or 1999. Interest accrued on this loan was $275,345 and $269,438 as of March 31, 1999 and December 31, 1998, respectively. For financial reporting purposes, this loan will be reduced to zero by the Partnership as a result of losses from the related Local Partnership.

c.   Property matters
     ----------------

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

     On January 22, 1999, pursuant to the Springfield sale contract, the local managing general partner sold Springfield Apartments, located in Redmond, Washington, to ASN-Washington Holdings (1) Incorporated, an affiliate of the REIT. The sale resulted in a financial statement gain of approximately $6.1 million, an estimated Federal tax gain of approximately $9.0 million, and net cash proceeds of approximately $6.3 million to the Partnership. As a result of the sale, CRICO of Springfield, Inc. (CRICO), the local managing general partner of the Local Partnership and a wholly-owned affiliate of the Managing General Partner, received an additional management fee of $615,524, pursuant to the Local Partnership Agreement.

     The local managing general partner of Devonshire continues to negotiate the sale of the property with prospective purchasers. As of May 7, 1999, no agreement has been finalized. There is no assurance that a sale will take place.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 and 1998

                                    (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the Local Partnerships in which the Partnership has invested as of March 31, 1999 and 1998, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                               For the three months ended
                                                        March 31,
                                              -----------------------------
                                                  1999             1998
                                              ------------     ------------
     Revenue:
       Rental                                 $  1,815,075     $  2,025,849
       Other                                        98,700          107,387
                                              ------------     ------------
         Total revenue                           1,913,775        2,133,236
                                              ------------     ------------

     Expenses:
       Operating                                   946,015        1,076,538
       Interest                                    679,493          783,074
       Depreciation and amortization               282,187          358,855
                                              ------------     ------------
         Total expenses                          1,907,695        2,218,467
                                              ------------     ------------
     Net income (loss)                        $      6,080     $    (85,231)
                                              ============     ============


     As of both March 31, 1999 and December 31, 1998, the Partnership's share of cumulative losses to date for four of the six Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $7,084,260 and $6,984,364, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 and 1998

                                   (Unaudited)

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $29,544 and $21,912 for the three months ended March 31, 1999 and 1998, respectively, as direct reimburse-ment of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,482 for each of the three month periods ended March 31, 1999 and 1998.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,791,740 and $2,154,057 as of March 31, 1999 and December 31, 1998, respectively, along with future cash distributions from Local Partnerships, are expected to be adequate to meet its current and anticipated operating cash needs. As of May 7, 1999, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus accrued interest of $6,717,576 as of March 31, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended. The remaining purchase money notes mature in 2001 and 2003. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner at both March 31, 1999 and December 31, 1998; accrued interest payable thereon was $75,600 at both March 31, 1999 and December 31, 1998. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective partnership's agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1999 and 1998, the receipt of cash provided by operations and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents increased during the three months ended March 31, 1999 primarily due to proceeds received from the sale of Springfield, as discussed in the notes to the consolidated financial statements.

     The Managing General Partner distributed $2,496,644 (or $118 per Beneficial Assignee Certificate) to holders of BACs from the proceeds generated from the sale of Springfield on May 3, 1999 to the holders of record as of January 22, 1999. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed proceeds for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships; however, the Managing General Partner will review this position later in 1999.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three months ended March 31, 1999 as opposed to net loss during the corresponding period in 1998 primarily due to gain on disposition of investment in partnership related to the sale of the Partnership's interest in Springfield Properties Limited Partnership (Springfield). Contributing to the Partnership's net income were increases in share of income from partnerships and in interest and other income, primarily due to the receipt of proceeds from the Springfield sale. Partially offsetting these increases were increases in interest expense due to compounding of interest, and in general and administrative expenses, primarily due to an increase in payroll expenses.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three months ended March 31, 1999 did not include losses of $99,896, compared to excluded losses of $117,075 for the three months ended March 31, 1998.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers to verify their Y2K compliance, with completion expected by June 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of May 7, 1999, principal and accrued interest totaling $230,000 and $590,127, respectively, were due. The Managing General Partner made an offer for an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

Local Partnership's provisional workout agreement related to its mortgage loan. As of May 7, 1999, the Managing General Partner is awaiting a response from the noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the Local Partnership, the Managing General Partner intends to vigorously contest such action. Due to possible foreclosure actions by the noteholder, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

ITEM 5.   OTHER INFORMATION
          -----------------

     On April 14, 1999, Peachtree Partners (Peachtree), initiated a tender offer to purchase approximately 1,000 Beneficial Assignee Certificates (BACs) of the Partnership at a price of $75.00 per BAC. Peachtree, which is unaffiliated with the Managing General Partner, stated that it made the offer for the express purpose of acquiring the BACs for investment purposes only. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each BAC. The Peachtree offer will expire on May 21, 1999. Other than the Peachtree tender offer, it is not anticipated that there will be any formal market for the purchase and sale of BACs in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. A report on Form 8-K dated January 22, 1999, was filed on February 5, 1999; the report discussed the sale of Springfield Apartments, located in Redmond, Washington, by Springfield Properties Limited Partnership, one of the Local Partnerships in which the Partnership has invested. See the notes to the consolidated financial statements for additional information pertaining to this sale.

          A report on Form 8-K was dated and filed April 22, 1999; the report discussed the cash distribution to Beneficial Assignee Certificate
          (BAC) holders of record on January 22, 1999. The distribution, to be paid on May 3, 1999, will be at the rate of $118 per BAC. The funds to be distributed are a portion of the proceeds received from the sale of Springfield Apartments.

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



May 7, 1999                  by: /s/ Michael J. Tuszka
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