Form 10QSB
period 1999-06-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1999-07-30
CIK 770895

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1999
                                   -------------

Commission file number                0-23766
                                   -------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at June 30, 1999)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1999



                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1999 and
            December 31, 1998 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations and Accumulated
            Losses - for the three and six months ended June 30,
            1999 and 1998 . . . . . . . . . . . . . . . . . .        2

          Consolidated Statements of Cash Flows - for the
            six months ended June 30, 1999 and 1998 . . . . .        3

          Notes to Consolidated Financial Statements - June 30, 1999
            and 1998  . . . . . . . . . . . . . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       10

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       13

Item 5.   Other Information . . . . . . . . . . . . . . . . .       14

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       14

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       15

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . .       16

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                                  June 30,      December 31,
                                                                                                    1999           1998
                                                                                                -------------   ------------
                                                                                                 (Unaudited)
Investments in and advances to partnerships                                                     $     572,746   $     588,772
Investment in partnership held for sale                                                                32,397         208,549
Cash and cash equivalents                                                                           6,479,073       2,154,057
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $102,752 and $110,438, respectively                                     128,603         148,172
Property purchase costs, net of accumulated amortization of
  $93,487 and $103,963, respectively                                                                  115,274         135,960
Other assets                                                                                               --          55,663
                                                                                                -------------   -------------

      Total assets                                                                              $   7,328,093   $   3,291,173
                                                                                                =============   =============

                         LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                              $   2,522,600   $   2,522,600
Accrued interest payable                                                                            7,079,421       6,506,531
Accounts payable and accrued expenses                                                                 128,884          77,909
                                                                                                -------------   -------------
      Total liabilities                                                                             9,730,905       9,107,040
                                                                                                -------------   -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                    2,000           2,000
    Limited Partners                                                                               21,202,500      21,202,500
                                                                                                -------------   -------------
                                                                                                   21,204,500      21,204,500

  Less:
    Accumulated distributions to partners                                                          (2,496,644)             --
    Offering costs                                                                                 (2,570,535)     (2,570,535)
    Accumulated losses                                                                            (18,540,133)    (24,449,832)
                                                                                                -------------   -------------
      Total partners' deficit                                                                      (2,402,812)     (5,815,867)
                                                                                                -------------   -------------
      Total liabilities and partners' deficit                                                   $   7,328,093   $   3,291,173
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                    CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                 AND ACCUMULATED LOSSES

                                      (Unaudited)

                                                                  For the three months ended       For the six months ended
                                                                           June 30,                         June 30,
                                                                 ----------------------------    ----------------------------
                                                                     1999            1998            1999            1998
                                                                 ------------    ------------    ------------    ------------
Share of income from partnerships                                $    253,924    $     96,142    $    359,636    $    128,699
                                                                 ------------    ------------    ------------    ------------
Other revenue and expenses:

  Revenue:
    Interest                                                          102,743          30,363         172,003          58,380
                                                                 ------------    ------------    ------------    ------------
  Expenses:
    Interest                                                          286,445         223,216         572,890         446,432
    General and administrative                                         40,739          28,916          81,234          57,166
    Management fee                                                     24,483          24,483          48,965          48,965
    Professional fees                                                  17,684          10,852          34,281          32,379
    Amortization of deferred costs                                      4,155           4,938           8,309           9,876
                                                                 ------------    ------------    ------------    ------------
                                                                      373,506         292,405         745,679         594,818
                                                                 ------------    ------------    ------------    ------------
      Total other revenue and expenses                               (270,763)       (262,042)       (573,676)       (536,438)
                                                                 ------------    ------------    ------------    ------------

Loss before gain on disposition of investment in partnership          (16,839)       (165,900)       (214,040)       (407,739)

Gain on disposition of investment in partnership                           --              --       6,123,739              --
                                                                 ------------    ------------    ------------    ------------
Net (loss) income                                                     (16,839)       (165,900)      5,909,699        (407,739)

Accumulated losses, beginning of period                           (18,523,294)    (24,176,533)    (24,449,832)    (23,934,694)
                                                                 ------------    ------------    ------------    ------------
Accumulated losses, end of period                                $(18,540,133)   $(24,342,433)   $(18,540,133)   $(24,342,433)
                                                                 ============    ============    ============    ============
Net (loss) income allocated to General Partners (1.51%)          $       (254)   $     (2,505)   $     89,236    $     (6,157)
                                                                 ============    ============    ============    ============
Net (loss) income allocated to Initial and Special
  Limited Partners (2.49%)                                       $       (419)   $     (4,131)   $    147,152    $    (10,153)
                                                                 ============    ============    ============    ============
Net (loss) income allocated to BAC Holders (96%)                 $    (16,166)   $   (159,264)   $  5,673,311    $   (391,429)
                                                                 ============    ============    ============    ============
Net (loss) income per BAC based on 21,158 and 21,195
  BACs outstanding at June 30, 1999 and 1998, respectively       $      (0.76)   $      (7.51)   $     268.14    $     (18.47)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                   CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)


                                                                                                  For the six months ended
                                                                                                          June 30,
                                                                                                ----------------------------
                                                                                                    1999            1998
                                                                                                ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                                             $  5,909,699    $    (407,739)

  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Share of income from partnerships                                                               (359,636)       (128,699)
    Amortization of deferred costs                                                                     8,309           9,876
    Gain on disposition of investment in partnership                                              (6,123,739)             --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to
        partnerships                                                                                 (11,813)        (11,813)
      Decrease in other assets                                                                        55,663              66
      Increase in accrued interest payable                                                           572,890         446,432
      Increase in accounts payable and accrued expenses                                               50,975           5,282
                                                                                                ------------    ------------
         Net cash provided by (used in) operating activities                                         102,348         (86,595)
                                                                                                ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                         349,222         189,294
  Proceeds from disposition of investment in partnership                                           6,370,090              --
  Collection of advances made to local partnerships                                                       --          38,349
                                                                                                ------------    ------------
         Net cash provided by investing activities                                                 6,719,312         227,643
                                                                                                ------------    ------------

Cash flows from financing activities:
  Distribution to BAC Holders                                                                     (2,496,644)             --
                                                                                                ------------    ------------

Net increase in cash and cash equivalents                                                          4,325,016         141,048

Cash and cash equivalents, beginning of period                                                     2,154,057       1,798,455
                                                                                                ------------    ------------

Cash and cash equivalents, end of period                                                        $  6,479,073    $  1,939,503
                                                                                                ============    ============


                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of June 30, 1999, and the results of its operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the interim period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus accrued interest of $7,004,021 as of June 30, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended. The remaining purchase money notes mature in 2001 and 2003.

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

                             JUNE 30, 1999 AND 1998

                                  (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1999 was $286,445 and $572,890, respectively, and $223,216 and $446,432 for the three and six months ended June 30, 1998, respectively. The accrued interest payable on the purchase money notes of $7,004,021 and $6,431,131 as of June 30, 1999 and December 31, 1998, respect-
ively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of July 30, 1999, principal and accrued interest totaling $230,000 and $609,705, respectively, were due. The Managing General Partner made an offer for an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of July 30, 1999, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the Local Partnership, the Managing General Partner intends to vigorously contest such action. Due to a possible foreclosure by the noteholder, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. The Partnership did not receive any distributions from Paradise Foothills during the six months ended June 30, 1999 and 1998, and its aggregate share of income from this Local Partnership was $0 and $0 for the three and six months ended June 30, 1999, respectively, and $0 and $0 for the three and six months ended June 30, 1998, respectively.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Advances to Local Partnerships
     ------------------------------

                                   The Pointe
                                   ----------

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of June 30, 1999 and December 31, 1998, accrued interest was $281,251 and $269,438, respectively.

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

     On January 22, 1999, pursuant to the Springfield sale contract, the local managing general partner sold Springfield Apartments, located in Redmond, Washington, to ASN-Washington Holdings (1) Incorporated, an affiliate of the REIT. The sale resulted in a financial statement gain of approximately $6.1 million, an estimated Federal tax gain of approximately $9.4 million, and net cash proceeds of approximately $6.4 million to the Partnership. As a result of the sale, CRICO of Springfield, Inc. (CRICO), the local managing general partner of the Local Partnership and a wholly-owned affiliate of the Managing General Partner, received an additional management fee of $615,524, pursuant to the Local Partnership Agreement.

     Following the termination of the sales contract for Devonshire, on June 28, 1999, the local managing general partner of Devonshire entered into a contract with a different, unrelated, third party to sell the property on or before

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                    (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

September 15, 1999. The contract is subject to normal and customary conditions. For example, the contract is contingent upon the purchaser's satisfaction with the results of its due diligence inspection and can be terminated by the purchaser on or before August 12, 1999. Further, since the property is presently encumbered by a loan that cannot yet be prepaid, the contract is also contingent upon the lender's consent to the purchaser's assumption of the loan. There is no assurance that the sale of Devonshire will occur. In the event of a sale of this property, the Partnership's investment in and advances to partnerships would be reduced accordingly. Of the five and six Local Partnerships in which the Partnership is invested as of June 30, 1999 and December 31, 1998, respectively, Devonshire represented approximately 0% and 0%, respectively, of the total investment in and advances to partnerships. Total operating cash flow distributions, in the amount of $101,781, received by the Partnership from Devonshire during 1998 represented approximately 20% of total operating cash flow distributions received during 1998; a partial operating cash flow distribution, in the amount of $82,334, received by the Partnership from Devonshire in May 1999 represented approximately 24% of total operating cash flow distributions received through June 30, 1999. The Partnership's share of income from Devonshire was $26,789 and $53,577 for the three and six months ended June 30, 1999, respectively, and $4,095 and $8,191 for the three and six months ended June 30, 1998, respectively.

     Due to the impending and likely sale of the property related to the Partnership's investment in Devonshire, the net unamortized amounts of acquisition fees and property purchase costs related to Devonshire, which totaled $32,397, have been reclassified to investment in partnership held for sale in the accompanying consolidated balance sheet at June 30, 1999.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the five and six Local Partnerships in which the Partnership is invested as of June 30, 1999 and 1998, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                  (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                         COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  For the three months ended       For the six months ended
                                                                           June 30,                         June 30,
                                                                 -----------------------------   -----------------------------
                                                                     1999            1998            1999            1998
                                                                 ------------    ------------    ------------    ------------
Revenue:
  Rental                                                         $  1,731,448    $  2,026,762    $  3,546,523    $  4,052,611
  Other                                                                91,370         115,567         190,070         222,954
                                                                 ------------    ------------    ------------    ------------
    Total revenue                                                   1,822,818       2,142,329       3,736,593       4,275,565
                                                                 ------------    ------------    ------------    ------------

Expenses:
  Operating                                                           893,994       1,020,557       1,840,009       2,097,095
  Interest                                                            628,083         783,072       1,307,576       1,566,146
  Depreciation and amortization                                       266,684         358,856         548,871         717,711
                                                                 ------------    ------------    ------------    ------------
    Total expenses                                                  1,788,761       2,162,485       3,696,456       4,380,952
                                                                 ------------    ------------    ------------    ------------
Net income (loss)                                                $     34,057    $    (20,156)   $     40,137    $   (105,387)
                                                                 ============    ============    ============    ============


     As of June 30, 1999 and December 31, 1998, the Partnership's share of cumulative losses to date for four of the five and six, respectively, Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $7,184,160 and $6,984,364, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $29,290 and $58,834 for the three and six months ended June 30, 1999, respectively and $21,652 and $43,564 for the three and six months ended June 30, 1998, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,483 and $48,965 for the three

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


3.   RELATED-PARTY TRANSACTIONS - Continued

and six months ended June 30, 1999, respectively, and like amounts for the three and six months ended June 30, 1998, respectively.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $6,479,073 ($293.97 per BAC) and $2,154,057 ($97.57 per BAC) as of June 30, 1999 and
December 31, 1998, respectively, along with anticipated future cash distributions from Local Partnerships, are expected to be adequate to meet its current and anticipated operating cash needs. As of July 30, 1999, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus accrued interest of $7,004,021 as of June 30, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended. The remaining purchase money notes mature in 2001 and 2003.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner (related to Paradise Foothills) at both June 30, 1999 and December 31, 1998; accrued interest payable thereon was $75,400 at both June 30, 1999 and December 31, 1998. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective partnership's agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1999 and 1998, the receipt of distributions from partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the six months ended June 30, 1999, primarily due to proceeds received from the sale of Springfield Apartments, as discussed in the notes to the consolidated financial statements, partially offset by a distribution to BAC Holders on May 3, 1999.

     The Managing General Partner distributed $2,496,644 (or $118 per Beneficial Assignee Certificate) to holders of BACs from the proceeds generated from the sale of Springfield Apartments on May 3, 1999 to the holders of record as of January 22, 1999. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed proceeds for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships; however, the Managing General Partner will review this position later in 1999 if the sale of Devonshire occurs in the third quarter of 1999.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended June 30, 1999 decreased from the corresponding period in 1998 primarily due to an increase in share of income from partnerships due to higher rental income and lower operating expenses at one property and the receipt of distributions from Local Partnerships in which the Partnership's investment had been previously reduced to zero, and an increase in interest income due to higher cash and cash equivalents balances during 1999 as a result of the receipt of proceeds from the sale of Springfield Apartments. Offsetting the decrease in the Partnership's net loss were an increase in interest expense due to the compounding of interest, and an increase in general and administrative expenses, primarily due to an increase in payroll costs.

     The Partnership recognized net income for the six months ended June 30, 1999, as compared to a net loss during the corresponding period in 1998, primarily due to gain on disposition of investment in partnership related to the sale of the Partnership's interest in Springfield Apartments. Contributing to the Partnership's net income were increases in share of income from partnerships and in interest income, both as discussed above. Partially offsetting these increases were increases in interest expense and general and administrative expenses, also as discussed above.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1999 did not include losses of $99,900 and $199,796, respectively, compared to excluded losses of $117,074 and $234,149 for the three and six months ended June 30, 1998, respectively.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by August 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers to verify their Y2K compliance, with completion expected by August 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of July 30, 1999, principal and accrued interest totaling $230,000 and $609,705, respectively, were due. The Managing General Partner made an offer for an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of July 30, 1999, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the Local Partnership, the Managing General Partner intends to vigorously contest such action. Due to a possible foreclosure by the noteholder, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. The Partnership did not receive any distributions from Paradise Foothills during the six months ended June 30, 1999 and 1998, and its aggregate share of income from this Local Partnership was $0 and $0 for the three and six months ended June 30, 1999 and 1998, respectively, and $0 and $0 for the three and six months ended June 30, 1998, respectively.


ITEM 5.   OTHER INFORMATION
          -----------------

     On April 14, 1999, Peachtree Partners (Peachtree), initiated a tender offer to purchase approximately 1,000 Beneficial Assignee Certificates (BACs) of the Partnership at a price of $75.00 per BAC. Peachtree, which is unaffiliated with the Managing General Partner, stated that it made the offer for the express purpose of acquiring the BACs for investment purposes only. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each BAC. The Peachtree offer expired on May 21, 1999. Other than the Peachtree tender offer, it is not anticipated that there will be any formal market for the purchase and sale of BACs in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. A report on Form 8-K was dated and filed April 22, 1999; the report discussed the cash distribution to Beneficial Assignee Certificate
          (BAC) holders of record on January 22, 1999. The distribution, which was paid on May 3, 1999, was at the rate of $118 per BAC. The funds distributed were a portion of the proceeds received by the Partnership from the sale of Springfield Apartments.

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

                         CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                         -----------------------------------------------
                         (Registrant)


                         by: C.R.I., Inc.
                             -------------------------------------------
                             Managing General Partner



July 30, 1999                by: /s/ Michael J. Tuszka
--------------                   ----------------------------------------
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