Form 10QSB
period 1999-09-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 1999-11-02
CIK 770895

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1999
                                   ------------------

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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at September 30, 1999)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1999 and
            December 31, 1998 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations and Accumulated
            Losses - for the three and nine months ended
            September 30, 1999 and 1998 . . . . . . . . . . .        2

          Consolidated Statements of Cash Flows - for the
            nine months ended September 30, 1999 and 1998 . .        3

          Notes to Consolidated Financial Statements -
           September 30, 1999 and 1998  . . . . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       10

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .       13

Item 5.   Other Information . . . . . . . . . . . . . . . . .       14

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       14

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       15

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . .       16

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                                               September 30,     December 31,
                                                                                                   1999             1998
                                                                                               -------------     ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $     701,799     $     588,772
Investment in partnership held for sale                                                                   --           208,549
Sales proceeds receivable, net                                                                     3,513,536                --
Cash and cash equivalents                                                                          6,759,118         2,154,057
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $104,680 and $110,438, respectively                                    126,675           148,172
Property purchase costs, net of accumulated amortization of
  $95,226 and $103,963, respectively                                                                 113,535           135,960
Other assets                                                                                              --            55,663
                                                                                               -------------     -------------

      Total assets                                                                             $  11,214,663     $   3,291,173
                                                                                               =============     =============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Due on investments in partnerships                                                             $   2,522,600     $   2,522,600
Accrued interest payable                                                                           7,367,866         6,506,531
Accounts payable and accrued expenses                                                                145,865            77,909
                                                                                               -------------     -------------
      Total liabilities                                                                           10,036,331         9,107,040
                                                                                               -------------     -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                   2,000             2,000
    Limited Partners                                                                              21,202,500        21,202,500
                                                                                               -------------     -------------
                                                                                                  21,204,500        21,204,500

  Less:
    Accumulated distributions to partners                                                         (2,496,644)               --
    Offering costs                                                                                (2,570,535)       (2,570,535)
    Accumulated losses                                                                           (14,958,989)      (24,449,832)
                                                                                               -------------     -------------
      Total partners' capital (deficit)                                                            1,178,332        (5,815,867)
                                                                                               -------------     -------------
      Total liabilities and partners' capital (deficit)                                        $  11,214,663     $   3,291,173
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                               AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                                   For the three months ended       For the nine months ended
                                                                         September 30,                    September 30,
                                                                  ----------------------------    ----------------------------
                                                                      1999            1998            1999            1998
                                                                  ------------    ------------    ------------    ------------
Share of income from partnerships                                 $    374,663    $    470,671    $    734,299    $    599,370
                                                                  ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest                                                            84,270          33,599         256,273          91,979
                                                                  ------------    ------------    ------------    ------------

  Expenses:
    Interest                                                           288,445         223,216         861,335         669,648
    General and administrative                                          23,556          24,527         104,790          81,693
    Management fee                                                      24,482          24,482          73,447          73,447
    Professional fees                                                   18,779          15,195          53,060          47,574
    Amortization of deferred costs                                       3,667           4,938          11,976          14,814
                                                                  ------------    ------------    ------------    ------------
                                                                       358,929         292,358       1,104,608         887,176
                                                                  ------------    ------------    ------------    ------------
       Total other revenue and expenses                               (274,659)       (258,759)       (848,335)       (795,197)
                                                                  ------------    ------------    ------------    ------------

Income (loss) before gain on disposition of
  investment in partnership                                            100,004         211,912        (114,036)       (195,827)

Gain on disposition of investment in partnership                     3,481,140              --       9,604,879              --
                                                                  ------------    ------------    ------------    ------------

Net income (loss)                                                    3,581,144         211,912       9,490,843        (195,827)

Accumulated losses, beginning of period                            (18,540,133)    (24,342,433)    (24,449,832)    (23,934,694)
                                                                  ------------    ------------    ------------    ------------

Accumulated losses, end of period                                 $(14,958,989)   $(24,130,521)   $(14,958,989)   $(24,130,521)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                        AND ACCUMULATED LOSSES - Continued

                                    (Unaudited)


                                                                   For the three months ended       For the nine months ended
                                                                         September 30,                    September 30,
                                                                  ----------------------------    ----------------------------
                                                                      1999            1998            1999            1998
                                                                  ------------    ------------    ------------    ------------
Net income (loss) allocated to General Partners (1.51%)           $     54,075    $      3,200    $    143,312    $     (2,957)
                                                                  ============    ============    ============    ============

Net income (loss) allocated to Initial and Special
  Limited Partners (2.49%)                                        $     89,170    $      5,277    $    236,322    $     (4,876)
                                                                  ============    ============    ============    ============

Net income (loss) allocated to BAC Holders (96%)                  $  3,437,899    $    203,435    $  9,111,209    $   (187,994)
                                                                  ============    ============    ============    ============

Net income (loss) per BAC based on 21,158 and 21,195
  BACs outstanding at September 30, 1999 and 1998,
  respectively                                                    $     162.49    $       9.60    $     430.63    $      (8.87)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)


                                                                                                  For the nine months ended
                                                                                                         September 30,
                                                                                                 ----------------------------
                                                                                                     1999            1998
                                                                                                 ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                                              $  9,490,843    $   (195,827)

  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Share of income from partnerships                                                                (734,299)       (599,370)
    Amortization of deferred costs                                                                     11,976          14,814
    Gain on disposition of investment in partnership                                               (9,604,879)             --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships                             (17,719)        (17,719)
      Decrease in other assets                                                                         55,663             179
      Increase in accrued interest payable                                                            861,335         669,648
      Increase in accounts payable and accrued expenses                                                67,956          10,673
                                                                                                 ------------    ------------
         Net cash provided by (used in) operating activities                                          130,876        (117,602)
                                                                                                 ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                          600,739         452,294
  Proceeds from disposition of investment in partnership, net of sales
    proceeds receivable                                                                             6,370,090              --
  Collection of advances made to local partnerships                                                        --          38,349
                                                                                                 ------------    ------------
         Net cash provided by investing activities                                                  6,970,829         490,643
                                                                                                 ------------    ------------


Cash flows from financing activities:
  Distribution to BAC holders                                                                      (2,496,644)             --
                                                                                                 ------------    ------------

Net increase in cash and cash equivalents                                                           4,605,061         373,041

Cash and cash equivalents, beginning of period                                                      2,154,057       1,798,455
                                                                                                 ------------    ------------

Cash and cash equivalents, end of period                                                         $  6,759,118    $  2,171,496
                                                                                                 ============    ============

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of September 30, 1999, and the results of its operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the interim period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus accrued interest of $7,292,466 as of September 30, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended. The remaining purchase money notes mature in 2001 and 2003.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                    (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1999 was $288,445 and $861,335, respectively, and $223,216 and $669,648 for the three and nine months ended September 30, 1998, respectively. The accrued interest payable on the purchase money notes of $7,292,466 and $6,431,131 as of September 30, 1999 and December 31, 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of November 2, 1999, principal and accrued interest totaling $230,000 and $630,589, respectively, were due. The Managing General Partner made an offer for an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of November 2, 1999, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the Local Partnership, the Managing General Partner intends to vigorously contest such action. Due to a possible foreclosure by the noteholder, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Paradise Foothills during the nine months ended September 30, 1999 and 1998, and its aggregate share of income from this Local Partnership was $0 and $0 for the three and nine months ended September 30, 1999, respectively, and $0 and $0 for the three and nine months ended September 30, 1998, respectively.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Advances to Local Partnerships
     ------------------------------

                                   The Pointe
                                   ----------

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of September 30, 1999 and December 31, 1998, accrued interest was $287,157 and $269,438, respectively.

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

     On January 22, 1999, pursuant to the Springfield sale contract, the Local Partnership sold Springfield Apartments, located in Redmond, Washington, to ASN-Washington Holdings (1) Incorporated, an affiliate of the REIT. The sale resulted in a financial statement gain of approximately $6.1 million, an estimated federal tax gain of approximately $9.4 million, and net cash proceeds of approximately $6.4 million to the Partnership. As a result of the sale, CRICO of Springfield, Inc., the local managing general partner of the Local Partnership and a wholly-owned affiliate of the Managing General Partner, received an additional management fee of $615,524, pursuant to the Local Partnership Agreement.

     Following the termination of the sales contract for Devonshire, on June 28, 1999, the Local Partnership entered into a contract with a different, unrelated, third party to sell the property. On September 30, 1999, pursuant to the

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Devonshire sale contract, the Local Partnership sold Devonshire Apartments, located in Kirkland, Washington, to Kirkland Rrestoration LLC. The sale resulted in a financial statement gain of approximately $3.5 million (unaudited), an estimated federal tax gain of approximately $6 million (unaudited), and net cash proceeds of approximately $3.5 million (unaudited) to the Partnership, which net cash proceeds were received by the Partnership on October 1, 1999. As a result of the sale, CRICO of Devonshire, Inc., the local managing general partner of the Local Partnership and a wholly-owned affiliate of the Managing General Partner, received an additional management fee of $269,485, pursuant to the Local Partnership Agreement.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the four and six Local Partnerships in which the Partnership is invested as of September 30, 1999 and 1998, respectively, follow. The statements of operations for the three and nine months ended September 30, 1999, include information for Devonshire through the date of sale on September 30, 1999; the statement of operations for the nine months ended September 30, 1999, includes information for Springfield through the date of sale on January 22, 1999. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                  COMBINED STATEMENTS OF OPERATIONS(Unaudited)

                                                               For the three months ended          For the nine months ended
                                                                     September 30,                       September 30,
                                                              -----------------------------      -----------------------------
                                                                  1999             1998              1999             1998
                                                              ------------     ------------      ------------     ------------
Revenue:
  Rental revenue                                              $  1,723,966     $  2,206,762      $  5,270,489     $  6,259,373
  Other                                                             98,654          133,592           288,724          356,546
                                                              ------------     ------------      ------------     ------------
    Total revenue                                                1,822,620        2,340,354         5,559,213        6,615,919
                                                              ------------     ------------      ------------     ------------

Expenses:
  Operating                                                        904,091          840,541         2,744,100        2,937,636
  Interest                                                         628,081          783,073         1,935,657        2,349,219
  Depreciation and amortization                                    266,683          358,852           815,554        1,076,563
                                                              ------------     ------------      ------------     ------------
    Total expenses                                               1,798,855        1,982,466         5,495,311        6,363,418
                                                              ------------     ------------      ------------     ------------
Net income                                                    $     23,765     $    357,888      $     63,902     $    252,501
                                                              ============     ============      ============     ============


     As of September 30, 1999 and December 31, 1998, the Partnership's share of cumulative losses to date for four of the four and six, respectively, Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $7,284,054 and $6,984,364, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $15,909 and $74,743 for the three and nine months ended September 30, 1999, respectively and $14,229 and $57,793 for the three and nine months ended September 30, 1998, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,482 and $73,447 for the three

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


3.   RELATED-PARTY TRANSACTIONS - Continued

and nine months ended September 30, 1999, respectively, and like amounts for the three and nine months ended September 30, 1998, respectively.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


     Capital Realty Investors-85 Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $6,759,118 ($306.68 per BAC) and $2,154,057 ($97.74 per BAC) as of September 30, 1999 and
December 31, 1998, respectively, along with anticipated future cash distributions from Local Partnerships, are expected to be adequate to meet its current and anticipated operating cash needs. As of November 2, 1999, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus accrued interest of $7,292,466 as of September 30, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended. The remaining purchase money notes mature in 2001 and 2003.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner (related to Paradise Foothills) at both September 30, 1999 and December 31, 1998; accrued interest payable thereon was $75,400 at both September 30, 1999 and December 31, 1998. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective partnership's agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1999 and 1998, the receipt of distributions from partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the nine months ended September 30, 1999, primarily due to proceeds received from the sale of Springfield Apartments, as discussed in the notes to the consolidated financial statements, partially offset by a distribution to BAC Holders on May 3, 1999.

     On May 3, 1999, the Managing General Partner distributed $2,496,644 (or $118 per Beneficial Assignee Certificate) to holders of BACs from the proceeds generated from the sale of Springfield Apartments, to the holders of record as of January 22, 1999. The Managing General Partner has approved for distribution on November 12, 1999, $2,412,012 (or $114 per Beneficial Assignee Certificate) to holders of BACs from the proceeds generated from the sale of Devonshire Apartments, to the holders of record as of September 30, 1999. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed proceeds for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended September 30, 1999 increased from the corresponding period in 1998 primarily due to gain on disposition of investment in partnership related to the sale of the Partnership's interest in Devonshire Development Limited Partnership (Devonshire). Contributing to the increase in the Partnership's net income was an increase in interest income due to higher cash and cash equivalents balances during 1999 as a result of the receipt of proceeds from the sale of Springfield Apartments. Offsetting the increase in the Partnership's net income were a decrease in share of income from partnerships primarily due to decreased rental income and increased operating expenses at one property, and also due to the sale of Springfield in January, 1999, combined with an increase in interest expense due to the compounding of interest on purchase money notes.

     The Partnership recognized net income for the nine months ended September 30, 1999, as compared to a net loss during the corresponding period in 1998, primarily due to gain on disposition of investment in partnership related to the sale of the Partnership's interests in Devonshire and Springfield Apartments. Contributing to the increase in the Partnership's net income were an increase in share of income from partnerships due to higher rental income and lower

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

operating expenses at one property and the receipt of distributions from Local Partnerships in which the Partnership's investment had been previously reduced to zero, and an increase in interest income, as discussed above. Offsetting the increase in the Partnership's net income were an increase in interest expense, as discussed above, and an increase in general and administrative expenses, primarily due to higher reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1999 did not include losses of $99,894 and $299,690, respectively, compared to excluded losses of $117,075 and $351,224 for the three and nine months ended September 30, 1998, respectively.

                            Year 2000 Computer Issue
                            ------------------------

     The Year 2000 ("Y2K") computer issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather, they may recognize and process "00," "01," "02,", etc., incorrectly as 1900, 1901, 1902, instead of as 2000, 2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by December 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers, to verify their Y2K compliance, with completion expected by December 1999. The Testing Phase, which includes testing of internal applications as well as some third party systems, began during January

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of November 2, 1999, principal and accrued interest totaling $230,000 and $630,589, respectively, were due. The Managing General Partner made an offer for an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of November 2, 1999, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the Local Partnership, the Managing General Partner intends to vigorously contest such action. Due to a possible foreclosure by the noteholder, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Paradise Foothills during the nine months ended September 30, 1999 and 1998, and its aggregate share of income from this Local Partnership was $0 and $0 for the three and nine months ended September 30, 1999, respectively, and $0 and $0 for the three and nine months ended September 30, 1998, respectively.


ITEM 5.   OTHER INFORMATION
          -----------------

     On April 14, 1999, Peachtree Partners (Peachtree), initiated a tender offer to purchase approximately 1,000 Beneficial Assignee Certificates (BACs) of the Partnership at a price of $75.00 per BAC. Peachtree, which is unaffiliated with the Managing General Partner, stated that it made the offer for the express purpose of acquiring the BACs for investment purposes only. The price offered was determined solely at the discretion of Peachtree and does not necessarily

PART II.  OTHER INFORMATION
          -----------------
ITEM 5.   OTHER INFORMATION - Continued
          -----------------

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. A report on Form 8-K was dated and filed October 15, 1999; the report discussed the sale of Devonshire Apartments, located in Kirkland, Washington, by Devonshire Development Limited Partnership, one of the Local Partnerships in which the Partnership has invested. See the notes to the consolidated financial statements for additional information pertaining to this sale.

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

                         CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                         -----------------------------------------------
                         (Registrant)


                         by: C.R.I., Inc.
                             -------------------------------------------
                             Managing General Partner



November 2, 1999             by: /s/ Michael J. Tuszka
----------------                 ----------------------------------
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