Form 10KSB
period 1999-12-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2000-03-22
CIK 770895

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1999
                              -----------------

Commission file number             0-23766
                              -----------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
-----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Maryland                                  52-1388957
-----------------------------------------         ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ---------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number     (301) 468-9200
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

                        BENEFICIAL ASSIGNEE CERTIFICATES
------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes [X]   No
[ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year $1,013,152.

     The limited partner interests of the Registrant are not traded in any market. Therefore, the limited partner interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                        1999 ANNUAL REPORT ON FORM 10-KSB

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

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      III-5

Financial Statements  . . . . . . . . . . . . . . . . . . .      III-8

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in eight Local Partnerships. As of December 31, 1999, the Partnership had investments in four Local Partnerships; The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for applicable mortgage loans and mortgage insurance and/or entered into construction contracts, and remained as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in six (four as of December 31, 1999) of these Local Partnerships. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In two Local Partnerships, (none as of December 31, 1999), the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as limited partners in the Local Partnerships. An affiliate of the Managing General Partner of the Partnership is also a general partner of the six (four as of December 31, 1999) Local Partnerships as well as the two (none as of December 31, 1999) intermediary partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the projects. The local general partners

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 1999, follows.


         SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
          IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                              HAS AN INVESTMENT(1)


                          Mortgage
 Name and Location       Payable at         Financed and/or Insured           Number of
of Apartment Complex    12/31/99 (2)        and/or Subsidized Under          Rental Units
--------------------    ------------     ---------------------------------   ------------
Paradise Foothills      $  6,011,943     Ocwen Federal Savings Bank/HUD           180
 Phoenix, AZ                               Provisional Workout Agreement

The Pointe                 7,374,635     Lincoln National Life Company            238
 El Paso, TX

Semper Village             8,150,000     SRS Insurance Services, Inc.             252
 Westminster, CO

Willow Creek II            2,680,177     Hartger & Willard Mortgage/              159
 Kalamazoo, MI                             Section 221(d)(4) of the
                                           National Housing Act
                        ------------                                         ------------
 TOTALS 4               $ 24,216,755                                              829
                        ============                                         ============


                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

           SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - continued

                                                                               Average Effective Annual
                                  Units Occupied As                                 Rental Per Unit
                              Percentage of Total Units                           for the Years Ended
                                  As of December 31,                                  December 31,
 Name and Location        ---------------------------------      -----------------------------------------------------
of Apartment Complex      1999   1998   1997   1996    1995        1999       1998        1997       1996       1995
--------------------      ----   ----   ----   ----    ----      --------   --------    --------   --------   --------
Paradise Foothills         94%     95%    97%    96%     95%     $  6,891   $  6,951    $  6,551   $  6,408   $  6,340
 Phoenix, AZ

The Pointe                 91%     95%    97%    98%     84%        6,567      6,716       6,594      6,292      6,403
 El Paso, TX

Semper Village             96%     96%    99%    99%     98%        7,685      7,335       6,974      6,782      6,506
 Westminster, CO

Willow Creek II            99%     98%    91%    96%     91%        6,713      6,340       6,178      6,025      5,934
 Kalamazoo, MI            ---    ----   ----   ----    ----      --------   --------    --------   --------   --------

 TOTALS(3) 4               95%     96%    96%    97%     92%     $  6,964   $  6,836    $  6,574   $  6,377   $  6,296
                          ===    ====   ====   ====    ====      ========   ========    ========   ========   ========

(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 1999.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

     Springfield was sold on January 22, 1999. See the notes to the consolidated financial statements for additional information concerning this sale.

     Devonshire was sold on September 30, 1999. See the notes to the consolidated financial statements for additional information concerning this sale.

                                     PART I
                                     ------

ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-85 Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 for information concerning these properties.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
          -------------------------------------------------
               AND RELATED PARTNERSHIP MATTERS
               -------------------------------

     (a) On November 1, 1999, Odd Lot Liquidity Fund, LLC (Odd Lot), an affiliate of an additional limited partner of the Partnership, initiated a tender offer to purchase no more than 4.9% of the outstanding units of CRI-85 at a price of $120 per Beneficial Assignee Certificate (BAC) unit ($85 per BAC on December 1, 1999). Odd Lot, which is unaffiliated with CRI-85, stated that it made the offer for the express purpose of holding the BACs for investment purposes and not with a view to resale. The price offered was determined solely at the discretion of Odd Lot and did not necessarily represent the fair market value of each BAC. The Odd Lot offer expired on December 3, 1999, and as of March 17, 2000, the entity to which Odd Lot assigned the BACs it had acquired, held 1.2% of the BACs of the Partnership. Other than the Odd Lot tender offer, or any others of the same type, it is not anticipated that there will be any formal market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     (b) As of March 22, 2000, there were approximately 1,800 registered holders of BACs in the Partnership.

     (c) On May 3, 1999, the Managing General Partner distributed $2,496,644 (or $118 per Beneficial Assignee Certificate (BAC)) to holder of BACs from the proceeds generated from the sale of Springfield Apartments, to the holders of record as of January 22, 1999. On November 5, 1999, the Managing General Partner distributed $2,412,012 (or $114 per BAC) to holders of BACs from the proceeds generated from the sale of Devonshire Apartments, to the holders of record as of September 30, 1999. No distributions were declared or paid by the Partnership during 1998. The Partnership received distributions of $795,697 and $503,945 from Local Partnerships during 1999 and 1998, respectively.


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

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1999, the Partnership had approximately 1,800 investors who subscribed to a total of 21,158 BACs in the original amount of $21,158,000. The Partnership originally made investments in eight Local Partnerships. As of December 31, 1999, the Partnerships had investments in four Local Partnerships. The Local Partnerships in turn invested in apartment complexes (the "properties"). The Partnership's liquidity, with unrestricted cash resources of $8,086,701 as of December 31, 1999, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. The Partnership's remaining obligation with respect to its investment in Local Partnerships of $174,600, excluding purchase money notes and accrued interest, is not in excess of its capital resources. As of March 22, 2000, there were no material commitments for capital expenditures.

     During 1999 and 1998, the Partnership received cash distributions of $795,697 and $503,945, respectively, from the Local Partnerships.

     The acquisition of interests in certain Local Partnerships was paid for in part by purchase money notes of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature 10 to 15 years from the date of acquisition of the interests in particular Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $2,348,000 plus accrued interest of $7,568,093 as of December 31, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended. The remaining purchase money notes mature in 2001 and 2003. See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

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

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or pay down certain purchase money note obligations.

     Included in due on investments in partnerships is $174,600 due to a local general partner (related to Paradise Foothills) at both December 31, 1999 and 1998; accrued interest payable thereon was $75,400 at both December 31, 1999 and 1998. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1999 and 1998, the receipt of distributions from partnerships was adequate to support operating cash requirements.

     On May 3, 1999, the Managing General Partner distributed $2,496,644 (or $118 per Beneficial Assignee Certificate (BAC)) to holders of BACs from the proceeds generated from the sale of Springfield Apartments, to the holders of record as of January 22, 1999. On November 5, 1999, the Managing General Partner distributed $2,412,012 (or $114 per BAC) to holders of BACs from the proceeds generated from the sale of Devonshire Apartments, to the holders of record as of September 30, 1999. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed proceeds for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              Results of Operations
                              ---------------------

1999 versus 1998
----------------

     The Partnership recognized net income for the year ended December 31, 1999, compared to net loss for the year ended December 31, 1998, primarily due to gain on disposition of investment in partnership related to the sales of the Partnership's interests in Devonshire Development Limited Partnership (Devonshire) and Springfield Properties Limited Partnership (Springfield), as discussed in the notes to the consolidated financial statements. Contributing to the increase in the Partnership's net income was an increase in interest income due to higher cash and cash equivalent balances during 1999 as a result of the receipt of proceeds from the sales of Devonshire and Springfield. Offsetting the increase in the Partnership's net income were an increase in interest expense on purchase money notes (which is compounded on an annual basis), an increase in general and administrative expenses, primarily due to higher reimbursed payroll costs, an increase in professional fees related to normal increases in the cost of audit and tax services, and a decrease in share of income from partnerships.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1999 and 1998 did not include losses of $371,042 and $375,964, respectively.
The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $685,391 and $311,781 received from the three and two Local Partnerships during 1999 and 1998, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

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

     The combined rental revenues of the Partnership's remaining four properties for the five years ended December 31, 1999, follow. Combined rental revenue amounts for all years have been adjusted to reflect property sales and interests transferred during 1999 and prior years, as discussed in the notes to the consolidated financial statements.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                            For the years ended December 31,
                    ---------------------------------------------------------------------------------------------
                       1999                 1998               1997                 1996                 1995
                    -----------          -----------        -----------          -----------          -----------
Combined Rental
  Revenue           $ 5,807,508          $ 5,706,270        $ 5,488,217          $ 5,318,167          $ 5,248,242

Annual Percentage
  Increase                        1.8%                4.0%                3.2%                 1.3%


                            Year 2000 Computer Issue
                            ------------------------

     The Partnership experienced little to no interruption in its computer operations, or otherwise, as a result of the transition from the year 1999 to 2000. The Partnership's expenses associated with upgrading and testing its internal hardware and software systems, data interfaces, business operations and non-information technology functions which could have been affected by the transition were not material.


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

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follows.

William B. Dockser, 63, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 53, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 41, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 44, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.










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

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding BACs at December 31, 1999.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of December 31, 1999, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.










                                      III-2

                                    PART III
                                    --------


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT - Continued
               ----------

              Name of                 Amount and Nature       % of total
          Beneficial Owner         of Beneficial Ownership   Units issued
          ----------------         -----------------------   ------------
          William B. Dockser              Five BACs              .02%
          H. William Willoughby           None                     0%
          All Directors and Officers
            as a Group (4 persons)        Five BACs              .02%


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

     (c)  Indebtedness of management.

          None.

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

     (b)  Reports on Form 8-K
          -------------------

          A report on Form 8-K was dated and filed October 15, 1999; the report discussed the sale of Devonshire Apartments, located in Kirkland, Washington. See the notes to the consolidated financial statements for additional information concerning this sale.




                                      III-4

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



March 22, 2000               by: /s/ William B. Dockser
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



March 22, 2000               by: /s/ H. William Willoughby
-----------------                ---------------------------------------
DATE                             H. William Willoughby,
                                   Director, President
                                   and Secretary





March 22, 2000               by: /s/ Michael J. Tuszka
-----------------                ---------------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)














                                      III-5

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                               PUBLIC ACCOUNTANTS
                               ------------------

To the Partners
Capital Realty Investors-85 Limited Partnership

     We have audited the consolidated balance sheets of Capital Realty Investors-85 Limited Partnership (a Maryland limited partnership) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $83,251 and $299,258 of income in 1999 and 1998, respectively, included in the Partnership's net income or loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-85 Limited Partnership as of December 31, 1999 and 1998 and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.


                                                              Grant Thornton LLP

Vienna, VA
March 7, 2000









                                      III-6

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                  HAS INVESTED*









* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-85 Limited Partnership has invested were filed in paper format under Form SE on March 23, 2000 in accordance with the Securities and Exchange Commission's continuing hardship exemption granted January 14, 2000.






















                                      III-7

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                                                       December 31,
                                                                                             ---------------------------------
                                                                                                 1999                 1998
                                                                                             ------------         ------------
Investments in and advances to partnerships                                                  $    585,343         $    588,772
Investment in partnership held for sale                                                                --              208,549
Cash and cash equivalents                                                                       8,086,701            2,154,057
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $106,606 and $110,438, respectively                                 124,749              148,172
Property purchase costs, net of accumulated amortization of
  $97,422 and $103,963, respectively                                                              111,339              135,960
Other assets                                                                                           --               55,663
                                                                                             ------------         ------------

      Total assets                                                                           $  8,908,132         $  3,291,173
                                                                                             ============         ============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                           $  2,522,600         $  2,522,600
Accrued interest payable                                                                        7,643,493            6,506,531
Accounts payable and accrued expenses                                                             127,126               77,909
                                                                                             ------------         ------------
      Total liabilities                                                                        10,293,219            9,107,040
                                                                                             ------------         ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                2,000                2,000
    Limited Partners                                                                           21,202,500           21,202,500
                                                                                             ------------         ------------
                                                                                               21,204,500           21,204,500

  Less:
    Accumulated distribution to partners                                                       (4,908,656)                  --
    Offering costs                                                                             (2,570,535)          (2,570,535)
    Accumulated losses                                                                        (15,110,396)         (24,449,832)
                                                                                             ------------         ------------
      Total partners' deficit                                                                  (1,385,087)          (5,815,867)
                                                                                             ------------         ------------

      Total liabilities and partners' deficit                                                $  8,908,132         $  3,291,173
                                                                                             ============         ============

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                                      III-8

                  CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                    For the years ended
                                                                                                        December 31,
                                                                                             --------------------------------
                                                                                                1999                 1998
                                                                                             -----------          -----------
Share of income from  partnerships                                                           $   636,452          $   649,388
                                                                                             -----------          -----------

Other revenue and expenses:

  Revenue:
    Interest income                                                                              376,700              127,213
                                                                                             -----------          -----------


  Expenses:
    Interest                                                                                   1,148,441            1,011,331
    Management fee                                                                                97,930               97,930
    General and administrative                                                                   138,732              104,132
    Professional fees                                                                             67,631               59,377
    Amortization of deferred costs                                                                16,098               18,969
                                                                                             -----------          -----------
                                                                                               1,468,832            1,291,739
                                                                                             -----------          -----------
      Total other revenue and expenses                                                        (1,092,132)          (1,164,526)
                                                                                             -----------          -----------

Loss before gain on disposition of investments in
  partnerships                                                                                  (455,680)            (515,138)
                                                                                             -----------          -----------

Gain on disposition of investments in partnerships                                             9,795,116                   --
                                                                                             -----------          -----------

Net income (loss)                                                                            $ 9,339,436          $  (515,138)
                                                                                             ===========          ===========

Net income (loss) allocated to General Partners (1.51%)                                      $   141,025          $    (7,779)
                                                                                             ===========          ===========

Net income (loss) allocated to Initial and Special Limited
  Partners (2.49%)                                                                           $   232,552          $   (12,827)
                                                                                             ===========          ===========

Net income (loss) allocated to BAC Holders (96%)                                             $ 8,965,859          $  (494,532)
                                                                                             ===========          ===========

Net income (loss) per BAC based on 21,158 BACs outstanding
  at December 31, 1999 and 1998                                                              $    423.76          $    (23.37)
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

                                    III-9

                CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT





                                              Initial and      Beneficial
                                                Special         Assignee
                                General         Limited        Certificate
                                Partners        Partners        Holders            Total
                               -----------    -----------     ------------     ------------
Partners' deficit,
  January 1, 1998              $  (359,414)   $  (593,474)    $ (4,347,841)    $ (5,300,729)

Net loss                            (7,779)       (12,827)        (494,532)        (515,138)
                               -----------    -----------     ------------     ------------

Partners' deficit,
  December 31, 1998               (367,193)      (606,301)      (4,842,373)      (5,815,867)

Cash distributions of $232 per
  unit of Beneficial Assignee
  Certificate                           --             --       (4,908,656)      (4,908,656)

Net income                         141,025        232,552        8,965,859        9,339,436
                               -----------    -----------     ------------     ------------

Partners' deficit,
  December 31, 1999            $  (226,168)   $  (373,749)    $   (785,170)    $ (1,385,087)
                               ===========    ===========     ============     ============

























                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                                      III-10

                   CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    For the years ended
                                                                                                        December 31,
                                                                                             --------------------------------
                                                                                                1999                 1998
                                                                                             -----------          -----------
Cash flows from operating activities:
  Net income (loss)                                                                          $ 9,339,436          $  (515,138)

  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Share of income from partnerships                                                           (636,452)            (649,388)
    Amortization of deferred costs                                                                16,098               18,969
    Gain on disposition of investment in partnership                                          (9,795,116)                  --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships                        (23,625)             (23,625)
      Decrease (increase) in other assets                                                         55,663              (49,763)
      Increase in accrued interest payable                                                     1,148,441            1,011,331
      Increase in accounts payable and accrued expenses                                           49,217               20,922
      Payment of purchase money note interest                                                    (11,479)                  --
                                                                                             -----------          -----------
         Net cash provided by (used in) operating activities                                     142,183             (186,692)
                                                                                             -----------          -----------


Cash flows from investing activities:
  Receipt of distributions from partnerships                                                     795,697              503,945
  Proceeds from disposition of investments in partnerships                                     9,903,420                   --
  Collection of advances made to local partnerships                                                   --               38,349
                                                                                             -----------          -----------
         Net cash provided by investing activities                                            10,699,117              542,294
                                                                                             -----------          -----------


Cash flows from financing activities:
  Distributions to BAC holders                                                                (4,908,656)                  --
                                                                                             -----------          -----------

Net increase in cash and cash equivalents                                                      5,932,644              355,602

Cash and cash equivalents, beginning of year                                                   2,154,057            1,798,455
                                                                                             -----------          -----------

Cash and cash equivalents, end of year                                                       $ 8,086,701          $ 2,154,057
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

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

     c.   Principles of consolidation
          ---------------------------

          These financial statements include the accounts of two intermediary limited partnerships which have invested in Local Partnerships which own and operate apartment properties. All activity between the two intermediary limited partnerships and the Partnership has been eliminated in consolidation.

     d.   Investments in and advances to partnerships
          -------------------------------------------

          At December 31, 1999 and 1998, the Partnership held investments in four and six Local Partnerships, respectively. These investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1999 and 1998, the Partnership's share of the cumulative losses for three and four, respectively, of the Local Partnerships exceeded the amount of the Partnership's investment in and advances to those Local Partnerships by $6,667,921 and $6,984,364, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, except as described herein, the excess losses have not been reflected in the accompanying consolidated financial statements. As of

                                     III-12

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     December 31, 1999 and 1998, cumulative cash distributions of $1,275,777 and $590,386, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

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

     h.   Use of estimates
          ----------------

          In preparing financial statements in conformity with accounting principles generally accepted in the United States, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting period. Actual results could differ from those estimates.














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

     j.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 1999, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1999 and 1998, the Partnership held limited partner interests in four and six Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate multifamily apartment properties. The remaining principal amounts due on investments in the Local Partnerships were as follows.














                                     III-14

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                   December 31,
                                          ---------------------------
                                              1999           1998
                                          ------------   ------------
          Due to local general partner:   $    174,600   $    174,600

          Purchase money notes due in:
            1996                               230,000        230,000
            2001                             1,475,000      1,475,000
            2003                               643,000        643,000
                                          ------------   ------------
                Subtotal                     2,522,600      2,522,600
                                          ------------   ------------

          Accrued interest payable           7,643,493      6,506,531
                                          ------------   ------------

                Total                     $ 10,166,093   $  9,029,131
                                          ============   ============

          The amount due to a local general partner of $174,600, plus accrued interest of $75,400, will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement. The purchase money notes have stated interest rates ranging from 9% to 14%, compounded annually. The purchase money notes are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid, as discussed below. The remaining purchase money notes mature in 2001 and 2003.

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

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1999 and 1998 was $1,148,441 and $1,011,331,
     respectively. The accrued interest payable on the purchase money notes of $7,568,093 and $6,431,131 as of December 31, 1999 and 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Paradise Foothills
                               ------------------

          The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of March 22, 2000, principal and accrued interest totaling $230,000 and $663,046, respectively, were due. The Managing General Partner made an offer for an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of March 22, 2000, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the Local Partnership, the Managing General Partner intends to vigorously contest such action. Due to a possible foreclosure by the noteholder, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Paradise Foothills during the years ended December 31, 1999 and 1998, and its aggregate share of income from this Local Partnership was $0 for the years ended December 31, 1999 and 1998.











                                     III-16

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------
               made by Local Partnerships
               --------------------------

          The Partnership has a 98% to 98.99% interest in profits, losses and cash distributions of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership or the intermediary partnership which invested in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 1999 and 1998, the Partnership received cash distributions from rental operations of the Local Partnerships of $795,697 and $503,945, respectively. As of December 31, 1999 and 1998, two and one of the Local Partnerships had aggregate surplus cash, as defined by their respective partnership agreements, in the amount of $348,522 and $125,806, respectively, which may be available for distribution in accordance with the respective agency's regulations.

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

     c.   Advances to Local Partnerships
          ------------------------------

                                   The Pointe
                                   ----------

          Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of December 31, 1999 and December 31, 1998, accrued interest was $293,063 and $269,438, respectively.

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

     d.   Property matters
          ----------------

                           Devonshire and Springfield
                           --------------------------

          During June 1998, the local managing general partners of Devonshire Development Limited Partnership (Devonshire) and Springfield Properties Limited Partnership (Springfield) received offers from third parties to purchase the respective properties. The local managing general partners of Devonshire and Springfield entered into contracts to sell the respective properties to a real estate investment trust (REIT) (in the case of Springfield) and the REIT's affiliate (in the case of Devonshire) on or before January 15, 1999. In September 1998, prior to the expiration of the due diligence period, the purchaser, in accordance with its rights under the sale contract, terminated the sale contract for Devonshire.

          On January 22, 1999, pursuant to the Springfield sale contract, the Local Partnership sold Springfield Apartments, located in Redmond, Washington, to ASN-Washington Holdings (1) Incorporated, an affiliate of the REIT. The sale resulted in a financial statement gain of approximately $6.3 million, an estimated federal tax gain of approximately $10.2 million, and net cash proceeds of approximately $6.4 million to the Partnership. As a result of the sale, CRICO of Springfield, Inc., the local managing general partner of the Local Partnership and a wholly-owned affiliate of the Managing General Partner, received an additional management fee of $636,789, pursuant to the Local Partnership Agreement, all of which was paid in 1999.

          Following the termination of the sales contract for Devonshire, on June 28, 1999, the Local Partnership entered into a contract with a different, unrelated, third party to sell the property. On September 30, 1999, pursuant to the Devonshire sale contract, the Local Partnership sold Devonshire Apartments, located in Kirkland, Washington, to Kirkland Rrestoration LLC. The sale resulted in a financial statement gain of approximately $3.5 million, an estimated federal tax gain of approximately $6 million, and net cash proceeds of approximately $3.5 million to the Partnership, which net cash proceeds were received by the Partnership on October 1, 1999. As a result of the sale, CRICO of Devonshire, Inc., the local managing general partner of the Local Partnership and a wholly-owned affiliate of the Managing General Partner, received an additional management fee of $300,086, of which $269,485 was paid in 1999 and $30,601 was paid in January 2000, pursuant to the Local Partnership Agreement.

     e.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the four and six Local Partnerships in which the Partnership is invested as of December 31, 1999 and 1998, respectively, follow. The statement of operations for the year ended December 31, 1999, includes information for Springfield through the date of sale on January 22, 1999, and for Devonshire through the date of sale on September 30, 1999.





                                     III-18

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                       COMBINED BALANCE SHEETS
                                                                                           December 31,
                                                                                   ----------------------------
                                                                                       1999            1998
                                                                                   ------------    ------------
     Rental property, at cost, net of accumulated depreciation
       of $17,433,502 and $20,620,004, respectively                                $ 13,349,354    $ 21,420,278
     Land                                                                             4,078,361       6,444,869
     Other assets                                                                     3,818,421       4,531,513
                                                                                   ------------    ------------
           Total assets                                                            $ 21,246,136    $ 32,396,660
                                                                                   ============    ============

     Mortgage notes payable                                                        $ 24,216,755    $ 35,411,668
     Due to general partners                                                          3,455,079       3,492,581
     Other liabilities                                                                2,858,609       3,168,050
                                                                                   ------------    ------------
           Total liabilities                                                         30,530,443      42,072,299

     Partners' deficit                                                               (9,284,307)     (9,675,639)
                                                                                   ------------    ------------
           Total liabilities and partners' deficit                                 $ 21,246,136    $ 32,396,660
                                                                                   ============    ============

                                                  COMBINED STATEMENTS OF OPERATIONS

                                                                                        For the years ended
                                                                                             December 31,
                                                                                   ----------------------------
                                                                                       1999            1998
                                                                                   ------------    ------------
     Revenue:
       Rental                                                                      $  6,850,082    $  8,452,327
       Interest                                                                          95,865          84,570
       Gain on disposition of investments in partnerships                            12,195,836              --
       Other                                                                            314,069         364,382
                                                                                   ------------    ------------
          Total revenue                                                              19,455,852       8,901,279
                                                                                   ------------    ------------
     Expenses:
       Operating                                                                      4,554,702       4,321,211
       Interest                                                                       2,412,988       3,129,245
       Depreciation                                                                   1,131,919       1,180,610
       Amortization                                                                     190,298          72,165
                                                                                   ------------    ------------
          Total expenses                                                              8,289,907       8,703,231
                                                                                   ------------    ------------
     Net income                                                                    $ 11,165,945    $    198,048
                                                                                   ============    ============

                                     III-19

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     f.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
               net income to taxable loss
               --------------------------

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













































                                     III-20

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income (loss) follows.


                                                                                       For the years ended
                                                                                            December 31,
                                                                                  ----------------------------
                                                                                      1999            1998
                                                                                  ------------    ------------
     Financial statement net income                                               $ 11,165,945    $    198,048

     Adjustments:
       Additional tax depreciation using accelerated methods,
         net of depreciation on construction period expenses
         capitalized for financial statement purposes                                 (257,056)       (499,377)

       Amortization for financial statement purposes not
         deducted for income tax purposes                                                7,223           7,223

       Difference in gain on disposition of investments in
         partnerships                                                                4,632,424              --

       Miscellaneous, net                                                               14,192           3,063
                                                                                  ------------    ------------
     Taxable income (loss)                                                        $ 15,562,728    $   (291,043)
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1999 and 1998, the Partnership paid $95,962 and $75,602, respectively as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. For each of the years ended December 31, 1999 and 1998, the Partnership paid the Managing General Partner a Management Fee of $97,930.

                                    III-21

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS - Continued

     On January 22, 1999, Springfield Properties Limited Partnership, one of the Local Partnerships in which the Partnership has invested, sold Springfield Apartments. As a result of the successful sale, CRICO of Springfield, Inc., the local managing general partner of the Local Partnership and a wholly-owned affiliate of the Managing General Partner, earned an additional management fee of $636,789, pursuant to the Local Partnership Agreement, all of which was paid in 1999.

     On September 30, 1999, Devonshire Development Limited Partnership, one of the Local Partnerships in which the Partnership has invested, sold Devonshire Apartments. As a result of the successful sale, CRICO of Devonshire, Inc., the local managing general partner of the Local Partnership and a wholly-owned affiliate of the Managing General Partner, earned an additional management fee of $300,086, pursuant to the Local Partnership Agreement; $269,485 was paid during 1999; the remainder was paid in 2000.


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which the first BAC Holders were admitted were allocated to affiliates of the General Partners. Upon admission of the first BAC Holder, such interests were reduced. The BAC Holders own 96% of the Partnership. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the Local Partnerships or their rental properties shall be distributed and applied as follows:

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

                                     III-22

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

     The Partnership's cash available for distribution, as defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, was approximately $837,000 and $380,000 for the years ended December 31, 1999 and 1998, respectively. On May 3, 1999, the Managing General Partner distributed $2,496,644 (or $118 per Beneficial Assignee Certificate (BAC)) to holder of BACs from the proceeds generated from the sale of Springfield

                                     III-23

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

Apartments, to the holders of record as of January 22, 1999. On November 5, 1999, the Managing General Partner distributed $2,412,012 (or $114 per BAC) to holders of BACs from the proceeds generated from the sale of Devonshire Apartments, to the holders of record as of September 30, 1999. No distribution was declared or paid by the Partnership during 1998.


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
          LOSS TO TAXABLE LOSS

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







































                                     III-24

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
          LOSS TO TAXABLE LOSS - Continued

     A reconciliation of the Partnership's financial statement net income
(loss) to taxable income (loss) follows.


                                                                                       For the years ended
                                                                                            December 31,
                                                                                  ----------------------------
                                                                                      1999            1998
                                                                                  ------------    ------------
Financial statement net income (loss)                                             $  9,339,436    $   (515,138)

Adjustments:
  Differences between the income tax income (losses) and financial statement income (losses) related to the Partnership's
    equity in the Local Partnerships' losses                                         4,855,118        (825,015)

  Differences in amortization of
    acquisition costs and property purchase costs                                      (11,109)        (17,043)

Miscellaneous, net                                                                     (32,909)             --
                                                                                  ------------    ------------
Taxable income (loss)                                                             $ 14,150,536    $ (1,357,196)
                                                                                  ============    ============






























                                     III-25

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically






















































                                     III-26