Form 10QSB
period 2000-03-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2000-05-04
CIK 770895

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 2000
                                   --------------

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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 2000)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000



                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 2000 and
            December 31, 1999 . . . . . . . . . . . . . . . .         1

          Consolidated Statements of Operations and Accumulated
            Losses - for the three months ended March 31, 2000
            and 1999  . . . . . . . . . . . . . . . . . . . .         2

          Consolidated Statements of Cash Flows - for the
            three months ended March 31, 2000 and 1999  . . .         3

          Notes to Consolidated Financial Statements -
            March 31, 2000 and 1999 . . . . . . . . . . . . .         4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .         10

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .         12

Item 5.   Other Information . . . . . . . . . . . . . . . . .         12

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .         13

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .         14

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . .         15

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                                               March 31,     December 31,
                                                                                                 2000           1999
                                                                                             ------------    ------------
                                                                                              (Unaudited)
Investments in and advances to partnerships                                                  $    617,968    $    585,343
Cash and cash equivalents                                                                       8,047,053       8,086,701
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $108,534 and $106,606, respectively                                 122,821         124,749
Property purchase costs, net of accumulated amortization of
  $99,161 and $97,422, respectively                                                               109,600         111,339
Other assets                                                                                        1,285              --
                                                                                             ------------    ------------

      Total assets                                                                           $  8,898,727    $  8,908,132
                                                                                             ============    =============

                       LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                           $  2,522,600    $  2,522,600
Accrued interest payable                                                                        7,967,776       7,643,493
Accounts payable and accrued expenses                                                              54,663         127,126
                                                                                             ------------    ------------
      Total liabilities                                                                        10,545,039      10,293,219
                                                                                             ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                2,000           2,000
    Limited Partners                                                                           21,202,500      21,202,500
                                                                                             ------------    ------------
                                                                                               21,204,500      21,204,500

  Less:
    Accumulated distributions to partners                                                      (4,908,656)     (4,908,656)
    Offering costs                                                                             (2,570,535)     (2,570,535)
    Accumulated losses                                                                        (15,371,621)    (15,110,396)
                                                                                             ------------    ------------
      Total partners' deficit                                                                  (1,646,312)     (1,385,087)
                                                                                             ------------    ------------

      Total liabilities and partners' deficit                                                $  8,898,727    $  8,908,132
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                                              For the three months ended
                                                                                                       March 31,
                                                                                             ----------------------------
                                                                                                 2000            1999
                                                                                             ------------    ------------
Share of income from partnerships                                                            $     26,543    $    105,712
                                                                                             ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest income                                                                               116,035          69,260
                                                                                             ------------    ------------

  Expenses:
    Interest                                                                                      324,283         286,445
    General and administrative                                                                     35,805          40,495
    Management fee                                                                                 24,482          24,482
    Professional fees                                                                              15,566          16,597
    Amortization of deferred costs                                                                  3,667           4,154
                                                                                             ------------    ------------
                                                                                                  403,803         372,173
                                                                                             ------------    ------------
      Total other revenue and expenses                                                           (287,768)       (302,913)
                                                                                             ------------    ------------

Loss before gain on disposition
  of investment in partnership                                                                   (261,225)       (197,201)

Gain on disposition of investment in partnership                                                       --       6,123,739
                                                                                             ------------    ------------

Net (loss) income                                                                                (261,225)      5,926,538

Accumulated losses, beginning of period                                                       (15,110,396)    (24,449,832)
                                                                                             ------------    ------------

Accumulated losses, end of period                                                            $(15,371,621)   $(18,523,294)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                  CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                         AND ACCUMULATED LOSSES - Continued

                                    (Unaudited)

                                                                                              For the three months ended
                                                                                                       March 31,
                                                                                             ----------------------------
                                                                                                 2000            1999
                                                                                             ------------    ------------
Net (loss) income allocated to General Partners (1.51%)                                      $     (3,944)   $     89,491
                                                                                             ============    ============

Net (loss) income allocated to Initial and Special
  Limited Partners (2.49%)                                                                   $     (6,505)   $    147,571
                                                                                             ============    ============

Net (loss) income allocated to BAC Holders (96%)                                             $   (250,776)   $  5,689,476
                                                                                             ============    ============

Net income (loss) per BAC based on 21,158 BACs outstanding
  at March 31, 2000 and 1999, respectively                                                   $     (11.85)   $     268.90
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                  CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)


                                                                                             For the three months ended
                                                                                                      March 31,
                                                                                             ---------------------------
                                                                                                 2000            1999
                                                                                             -----------     -----------
Cash flows from operating activities:
  Net (loss) income                                                                          $  (261,225)    $ 5,926,538

  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
    Share of income from partnerships                                                            (26,543)       (105,712)
    Amortization of deferred costs                                                                  3,667          4,154
    Gain on disposition of investment in partnership                                                   --     (6,123,739)

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to
        partnerships                                                                              (6,082)         (5,907)
      (Increase) decrease in other assets                                                         (1,285)         15,064
      Increase in accrued interest payable                                                       324,283         286,445
      (Decrease) increase in accounts payable and accrued expenses                               (72,463)         42,114
                                                                                             -----------     -----------
         Net cash (used in) provided operating activities                                        (39,648)         38,957
                                                                                             -----------     -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                          --         266,888
  Proceeds from disposition of investment in partnership                                              --       6,331,838
                                                                                             -----------     -----------
         Net cash provided by investing activities                                                    --       6,598,726
                                                                                             -----------     -----------

Net (decrease) increase in cash and cash equivalents                                             (39,648)      6,637,683

Cash and cash equivalents, beginning of period                                                 8,086,701       2,154,057
                                                                                             -----------     -----------

Cash and cash equivalents, end of period                                                     $ 8,047,053     $ 8,791,740
                                                                                             ===========     ===========







                The accompanying notes are an integral part of
                  these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 and 1999

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the interim period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1999.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $2,348,000 plus aggregate accrued interest of $7,892,376 as of March 31, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended, as discussed below. The remaining purchase money notes mature in 2001 and 2003.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 2000 and 1999 was $324,283 and $286,445, respectively. The accrued interest payable on the purchase money notes of $7,892,376 and $7,568,093 as of March 31, 2000 and December 31, 1999, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 and 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

                          Due to local general partner
                          ----------------------------

     The amount due to a local general partner of $174,600, plus accrued interest of $75,400 at March 31, 2000, will be paid upon the occurrence of specified events, as outlined in the respective Local Partnership's partnership agreement.

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of May 4, 2000, principal and accrued interest totaling $230,000 and $673,254, respectively, were due. The Managing General Partner proposed an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of May 4, 2000, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the Local Partnership, the Managing General Partner intends to vigorously contest such action. Due to a possible foreclosure by the noteholder, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 and 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Paradise Foothills during the three months ended March 31, 2000 and 1999, and its aggregate share of income from this Local Partnership was $0 for the three months ended March 31, 2000 and 1999.

b.   Advances to Local Partnership
     -----------------------------

                                   The Pointe
                                   ----------

     Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the loan modification, the Partnership loaned $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of March 31, 2000 and December 31, 1999, accrued interest was $298,970 and $293,063, respectively.

c.   Property matters
     ----------------

                           Devonshire and Springfield
                           --------------------------

     In June 1998, the local managing general partners of Devonshire Development Limited Partnership (Devonshire) and Springfield Properties Limited Partnership (Springfield) received offers from third parties to purchase the respective properties. The local managing general partners of Devonshire and Springfield entered into contracts to sell the respective properties to a real estate investment trust (REIT) (in the case of Springfield) and the REIT's affiliate (in the case of Devonshire) on or before January 15, 1999. In September 1998, prior to the expiration of the due diligence period, the purchaser, in accordance with its rights under the sale contract, terminated the sale contract for Devonshire.

     On January 22, 1999, pursuant to the Springfield sale contract, the Local Partnership sold Springfield Apartments, located in Redmond, Washington, to ASN-Washington Holdings (1) Incorporated, an affiliate of the REIT. The sale resulted in a financial statement gain of approximately $6.3 million, an estimated federal tax gain of approximately $10.2 million, and net cash proceeds of approximately $6.4 million to the Partnership. As a result of the sale, CRICO of Springfield, Inc., the managing general partner of the Local Partnership and a wholly-owned affiliate of the Managing General Partner, received an additional management fee of $636,789, pursuant to the Local Partnership Agreement, all of which was paid in 1999.

     Following the termination of the sales contract for Devonshire, on June 28, 1999, the Local Partnership entered into a contract with a different unrelated third party to sell the property. On September 30, 1999, pursuant to the Devonshire sale contract, the Local Partnership sold Devonshire Apartments, located in Kirkland, Washington, to Kirkland Rrestoration LLC. The sale

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 and 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

resulted in a financial statement gain of approximately $3.5 million, an estimated federal tax gain of approximately $6 million, and net cash proceeds of approximately $3.5 million to the Partnership, which net cash proceeds were received by the Partnership on October 1, 1999. As a result of the sale, CRICO of Devonshire, Inc., the managing general partner of the Local Partnership and a wholly-owned affiliate of the Managing General Partner, received an additional management fee of $300,086, of which $269,485 was paid in 1999 and $30,601 was paid in January 2000, pursuant to the Local Partnership Agreement.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the Local Partnerships in which the Partnership has invested as of March 31, 2000 and 1999, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The statement of operations for the three months ended March 31, 1999, includes information for Springfield through the date of sale on January 22, 1999.

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                For the three months ended
                                                         March 31,
                                               -----------------------------
                                                   2000             1999
                                               ------------     ------------
     Revenue:
       Rental                                  $  1,451,878     $  1,815,075
       Other                                        100,929           98,700
                                               ------------     ------------
         Total revenue                            1,552,807        1,913,775
                                               ------------     ------------

     Expenses:
       Operating                                    751,599          946,015
       Interest                                     513,074          679,493
       Depreciation and amortization                271,231          282,187
                                               ------------     ------------
         Total expenses                           1,535,904        1,907,695
                                               ------------     ------------
     Net income                                $     16,903     $      6,080
                                               ============     ============


     As of March 31, 2000 and 1999, the Partnership's share of cumulative losses to date for two and four, respectively, of the Local Partnerships exceeded the

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 and 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

amount of the Partnership's investments in and advances to those Local Partnerships by $6,748,717 and $7,084,260, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the three months ended March 31, 2000 and 1999, the Partnership paid $24,571 and $29,544, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. For each of the three months ended March 31, 2000 and 1999, the Partnership paid the Managing General Partner a Management Fee of $24,482.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,047,053 as of March 31, 2000, along with future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 4, 2000, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $2,348,000 plus aggregate accrued interest of $7,892,376 as of March 31, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 and has not been paid or extended. The remaining purchase money notes mature in 2001 and 2003. See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner (related to Paradise Foothills) at both March 31, 2000 and 1999; accrued interest payable thereon was $75,400 at both December 31, 2000 and 1999. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 2000 and 1999, cash provided by operations and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased during the three months ended March 31, 2000, as the Partnership had not yet begun to receive cash flow distributions from partnerships.

     On May 3, 1999, the Managing General Partner distributed $2,496,644 (or $118 per Beneficial Assignee Certificate (BAC)) to holders of BACs from the proceeds generated from the sale of Springfield Apartments, to the holders of record as of January 22, 1999. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three months ended March 31, 2000 as opposed to net income during the corresponding period in 1999 primarily due to gain on disposition of investment in partnership related to the sale of the Partnership's interest in Springfield Properties Limited Partnership (Springfield) in January 1999. Contributing to the net loss was an increase in interest expense on purchase money notes due to the compounding of interest and a decrease in share of income from partnerships as a result of the sales of Springfield and Devonshire Development Limited Partnership (Devonshire) in January and September 1999, respectively.

     Offsetting the net loss was an increase in interest income due to higher cash and cash equivalent balances during 2000 as a result of the receipt of proceeds from the sales of Springfield and Devonshire and a decrease in general and administrative expenses, primarily due to lower reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three months ended March 31, 2000 did not include losses of $80,796, compared to excluded losses of $99,896 for the three months ended March 31, 1999.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's default on a purchase money note.


ITEM 5.   OTHER INFORMATION
          -----------------

     On April 5, 2000, Peachtree Partners (Peachtree) mailed an offer letter to Beneficial Assignee Certificate (BAC) holders of the Partnership. The offer letter indicated that Peachtree was willing to offer to purchase outstanding BAC units at a price of $90 per unit. Peachtree is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each BAC. Other than the Peachtree offer, or any others of the same type, it is not anticipated that there will be any formal market for resale of BACs. As a result, investors may be unable to sell or otherwise dispose of their BACs.

     If more than 5% of the total outstanding BAC units are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2000 through April 28, 2000, approximately 4.9% of outstanding BAC units were sold. Accordingly, to remain within the 5% safe harbor, effective May 5, 2000, the General Partner of the Partnership will halt recognition of any transfers that would exceed the safe harbor limit through December 31, 2000. As a result, transfers of BAC units due to sales transactions will not be recognized by the Partnership between May 5 and December 31, 2000.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2000.

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



May 4, 2000                  by: /s/ Michael J. Tuszka
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