Form 10QSB
period 2000-06-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2000-08-04
CIK 770895

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                                  -------------

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
Yes [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                                   Not applicable
--------------------------              ---------------------------------------
        (Class)                                (Outstanding at June 30, 2000)

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000



                                                                 Page
                                                                 ----

PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 2000 and
           December 31, 1999.......................................1

         Consolidated Statements of Operations and Accumulated
           Losses - for the three and six months ended
           June 30, 2000 and 1999 .................................2

         Consolidated Statements of Cash Flows - for the
           six months ended June 30, 2000 and 1999.................3

         Notes to Consolidated Financial Statements -
           June 30, 2000 and 1999..................................4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................10

PART II. Other Information

Item 3.  Defaults Upon Senior Securities...........................12

Item 5.  Other Information.........................................12

Item 6.  Exhibits and Reports on Form 8-K..........................13

Signature .........................................................14

Exhibit Index .....................................................15

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                   June 30,         December 31,
                                                                                                     2000              1999
                                                                                                 ------------       ------------
                                                                                                  (Unaudited)
Investments in and advances to partnerships                          $    571,298       $    585,343
Cash and cash equivalents                                               8,202,410          8,086,701
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $110,462 and $106,606, respectively         120,893            124,749
Property purchase costs, net of accumulated amortization of
  $100,901 and $97,422, respectively                                      107,860            111,339
Other assets                                                                1,445                 --
                                                                     ------------       ------------

      Total assets                                                   $  9,003,906       $  8,908,132
                                                                     ============       ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                   $  2,522,600       $  2,522,600
Accrued interest payable                                                8,274,289          7,643,493
Accounts payable and accrued expenses                                      68,591            127,126
                                                                     ------------       ------------
      Total liabilities                                                10,865,480         10,293,219
                                                                     ------------       ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                        2,000              2,000
    Limited Partners                                                   21,202,500         21,202,500
                                                                     ------------       ------------
                                                                       21,204,500         21,204,500

  Less:
    Accumulated distributions to partners                              (4,908,656)        (4,908,656)
    Offering costs                                                     (2,570,535)        (2,570,535)
    Accumulated losses                                                (15,586,883)       (15,110,396)
                                                                     ------------       ------------
      Total partners' deficit                                          (1,861,574)        (1,385,087)
                                                                     ------------       ------------

      Total liabilities and partners' deficit                        $  9,003,906       $  8,908,132
                                                                     ============       ============


                          Theaccompanying notes are an
                             integral part of these
                             consolidated financial
                                   statements.

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                For the three months ended            For the six months ended
                                                                         June 30,           June 30,
                                                               ----------------------------         ----------------------------
                                                                   2000              1999               2000             1999
                                                               ------------      ------------       ------------     ------------
Share of income from partnerships                              $     64,022      $    253,924       $     90,565     $    359,636
                                                               ------------      ------------       ------------     ------------

Other revenue and expenses:

  Revenue:
    Interest                                                        126,169           102,743            242,204          172,003
                                                               ------------      ------------       ------------     ------------

  Expenses:
    Interest                                                        324,284           286,445            648,567          572,890
    General and administrative                                       37,451            40,739             73,256           81,234
    Management fee                                                   24,483            24,483             48,965           48,965
    Professional fees                                                15,567            17,684             31,133           34,281
    Amortization of deferred costs                                    3,668             4,155              7,335            8,309
                                                               ------------      ------------       ------------     ------------
                                                                    405,453           373,506            809,256          745,679
                                                               ------------      ------------       ------------     ------------
      Total other revenue and expenses                             (279,284)         (270,763)          (567,052)        (573,676)
                                                               ------------      ------------       ------------     ------------

Loss before gain on disposition
  of investment in partnership                                     (215,262)          (16,839)          (476,487)        (214,040)

Gain on disposition of investment in partnership                         --                --                 --        6,123,739
                                                               ------------      ------------       ------------     ------------

Net (loss) income                                                  (215,262)          (16,839)          (476,487)       5,909,699

Accumulated losses, beginning of period                         (15,371,621)      (18,523,294)       (15,110,396)     (24,449,832)
                                                               ------------      ------------       ------------     ------------

Accumulated losses, end of period                              $(15,586,883)     $(18,540,133)      $(15,586,883)    $(18,540,133)
                                                               ============      ============       ============     ============

Net (loss) income allocated to General
  Partners (1.51%)                                             $     (3,250)     $       (254)      $     (7,195)    $     89,236
                                                               ============      ============       ============     ============

Net (loss) income allocated to Initial and
  Special Limited Partners (2.49%)                             $     (5,360)     $       (419)      $    (11,865)    $    147,152
                                                               ============      ============       ============     ============

Net (loss) income allocated to BAC Holders (96%)               $   (206,652)     $    (16,166)      $   (457,427)    $  5,673,311
                                                               ============      ============       ============     ============

Net (loss) income per BAC based on 21,158 BACs
  outstanding at June 30, 2000 and 1999,
  respectively                                                 $      (9.77)     $      (0.76)      $     (21.62)    $     268.14
                                                               ============      ============       ============     ============


                          Theaccompanying notes are an
                             integral part of these
                             consolidated financial
                                   statements.

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                                     For the six months ended
                                                                                                             June 30,
                                                                                                   ----------------------------
                                                                                                       2000             1999
                                                                                                   ------------     ------------
Cash flows from operating activities:
  Net (loss) income                                                                                $   (476,487)    $  5,909,699

  Adjustments to reconcile  net (loss)  income to net cash (used in) provided by operating activities:
    Share of income from partnerships                                                                   (90,565)        (359,636)
    Amortization of deferred costs                                                                        7,335            8,309
    Gain on disposition of investment in partnership                                                         --       (6,123,739)

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to
        partnerships                                                                                    (11,988)         (11,813)
      (Increase) decrease in other assets                                                                (1,445)          55,663
      Increase in accrued interest payable                                                              648,567          572,890
      Payment of purchase money note interest                                                           (17,771)              --
      (Decrease) increase in accounts payable and accrued expenses                                      (58,535)          50,975
                                                                                                   ------------     ------------
        Net cash (used in) provided by operating activities                                                (889)         102,348
                                                                                                   ------------     ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                            116,598          349,222
  Proceeds from disposition of investment in partnership                                                     --        6,370,090
                                                                                                   ------------     ------------
        Net cash provided by investing activities                                                       116,598        6,719,312
                                                                                                   ------------     ------------

Cash flow used in financing activities:
  Distribution to BAC Holders                                                                                --       (2,496,644)
                                                                                                   ------------     ------------

Net increase in cash and cash equivalents                                                               115,709        4,325,016

Cash and cash equivalents, beginning of period                                                        8,086,701        2,154,057
                                                                                                   ------------     ------------

Cash and cash equivalents, end of period                                                           $  8,202,410     $  6,479,073
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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)

1.       BASIS OF PRESENTATION

         In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of June 30, 2000, and the results of its operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the interim periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

         The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1999.


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.       Due on investments in partnerships and accrued interest payable
         ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $2,348,000 plus aggregate accrued interest of $8,198,889 as of June 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended, as discussed below. The remaining purchase money notes mature in 2001 and 2003.

         Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2000 was $324,284 and $648,567, respectively, and $286,445 and $572,890 for the three and six month periods ended June 30, 1999, respectively. The accrued interest payable on the purchase money notes of $8,198,889 and $7,568,093 as of June 30, 2000 and December 31, 1999, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances,

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

         The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. See further discussion of certain purchase money notes, below.

                               Paradise Foothills
                               ------------------

         The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of August 4, 2000, principal and accrued interest totaling $230,000 and $695,209, respectively, were due. The Managing General Partner proposed an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of August 4, 2000, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the Local Partnership, the Managing General Partner intends to vigorously contest such action. Due to a possible foreclosure by the noteholder, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Paradise Foothills during the six month periods ended June 30, 2000 and 1999, and its aggregate share of income from this Local Partnership was $0 for the three and six month periods ended June 30, 2000, respectively, and $0 for the three and six month periods ended June 30, 1999, respectively.

         The amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at June 30, 2000, will be paid upon the occurrence of specified events, as outlined in the respective Local Partnership's partnership agreement.

b.       Advances to Local Partnership
         -----------------------------

                                   The Pointe
                                   ----------

         Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of June 30, 2000 and December 31, 1999, accrued interest was $304,876 and $293,063, respectively.

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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

on or before January 15, 1999. In September 1998, prior to the expiration of the due diligence period, the purchaser, in accordance with its rights under the sale contract, terminated the sale contract for Devonshire.

         On January 22, 1999, pursuant to the Springfield sale contract, the Local Partnership sold Springfield Apartments, located in Redmond, Washington, to ASN-Washington Holdings (1) Incorporated, an affiliate of the REIT. The sale resulted in a financial statement gain of approximately $6.1 million, an estimated federal tax gain of approximately $10.2 million, and net cash proceeds of approximately $6.4 million to the Partnership. As a result of the sale, CRICO of Springfield, Inc., the managing general partner of the Local Partnership and an affiliate of the Managing General Partner, received an additional management fee of $636,789, pursuant to the Local Partnership Agreement, all of which was paid in 1999.

         Following the termination of the sales contract for Devonshire, on June 28, 1999, the Local Partnership entered into a contract with a different unrelated third party to sell the property. On September 30, 1999, pursuant to the Devonshire sale contract, the Local Partnership sold Devonshire Apartments, located in Kirkland, Washington, to Kirkland Rrestoration LLC. The sale resulted in a financial statement gain of approximately $3.5 million, an estimated federal tax gain of approximately $6 million, and net cash proceeds of approximately $3.5 million to the Partnership, which net cash proceeds were received by the Partnership on October 1, 1999. As a result of the sale, CRICO of Devonshire, Inc., the managing general partner of the Local Partnership and an affiliate of the Managing General Partner, received an additional management fee of $300,086, of which $269,485 was paid in 1999 and $30,601 was paid in January 2000, pursuant to the Local Partnership Agreement.

d.       Summarized financial information
         --------------------------------

         Combined statements of operations for the four and five Local Partnerships in which the Partnership was invested as of June 30, 2000 and 1999, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three and six months ended June 30, 1999, include information for Springfield through the date of sale.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                      For the three months ended            For the six months ended
                                               June 30,           June 30,
                                     -----------------------------        -----------------------------
                                         2000              1999               2000             1999
                                     ------------      ------------       ------------     ------------
Revenue:
  Rental                             $  1,468,849      $  1,731,448       $  2,920,727     $  3,546,523
  Other                                   101,975            91,370            202,904          190,070
                                     ------------      ------------       ------------     ------------
    Total revenue                       1,570,824         1,822,818          3,123,631        3,736,593
                                     ------------      ------------       ------------     ------------

Expenses:
  Operating                               731,938           893,994          1,483,537        1,840,009
  Interest                                513,075           628,083          1,026,149        1,307,576
  Depreciation and amortization           271,231           266,684            542,462          548,871
                                     ------------      ------------       ------------     ------------
    Total expenses                      1,516,244         1,788,761          3,052,148        3,696,456
                                     ------------      ------------       ------------     ------------
Net income                           $     54,580      $     34,057       $     71,483     $     40,137
                                     ============      ============       ============     ============


         As of June 30, 2000 and 1999, the Partnership's share of cumulative losses to date for three and four, respectively, of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,687,901 and $7,184,160, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.       RELATED PARTY TRANSACTIONS

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $22,184 and $46,755 for the three and six month periods ended June 30, 2000, respectively, and $29,290 and $58,834 for the three and six month periods ended June 30, 1999, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)

3.       RELATED PARTY TRANSACTIONS - Continued

the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,483 and $48,965 for each of the three and six month periods ended June 30, 2000 and 1999, respectively.

         On January 22, 1999, Springfield Properties Limited Partnership, one of the Local Partnerships in which the Partnership has invested, sold Springfield Apartments. As a result of the successful sale, CRICO of Springfield, Inc., the local managing general partner of the Local Partnership (an affiliate of the Managing General Partner), earned an additional management fee of $636,789, pursuant to the Local Partnership Agreement, all of which was paid in 1999.

         On September 30, 1999, Devonshire Development Limited Partnership, one of the Local Partnerships in which the Partnership has invested, sold Devonshire Apartments. As a result of the successful sale, CRICO of Devonshire, Inc., the local managing general partner of the Local Partnership (an affiliate of the Managing General Partner), earned an additional management fee of $300,086, pursuant to the Local Partnership Agreement; $269,485 was paid during 1999, and the remainder was paid in 2000.

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

                          Financial Condition/Liquidity
                          -----------------------------

         The Partnership's liquidity, with unrestricted cash resources of $8,202,410 as of June 30, 2000, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 4, 2000, there are no material commitments for capital expenditures.

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $2,348,000 plus aggregate accrued interest of $8,198,889 as of June 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 and has not been paid or extended. The remaining purchase money notes mature in 2001 and 2003. See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

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

         Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Associates, L.P. (Paradise Foothills) at both June 30, 2000, and December 31, 1999; accrued interest payable thereon was $75,400 at both June 30, 2000, and December 31, 1999. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

         The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month periods ended June 30, 2000 and 1999, the receipt of distributions from partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the six months ended June 30, 2000, primarily due to the receipt of distributions from partnerships, which exceeded net cash used in operating activities.

         During the periods covered by this report, on May 3, 1999, the Managing General Partner distributed $2,496,644 (or $118 per Beneficial Assignee Certificate (BAC)) from the proceeds generated from the sale of Springfield Properties Limited Partnership (Springfield), to the BAC holders of record as of January 22, 1999. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              Results of Operations
                              ---------------------

         The Partnership's net loss for the three month period ended June 30, 2000 increased from the corresponding period in 1999 primarily due to a decrease in share of income from partnerships as a result of the sale of Devonshire Development Limited Partnership (Devonshire) in the second half of 1999, and also due to the exclusion of another property's income in 2000 because that property had cumulative unallowable losses which were in excess of the income. Contributing to the net loss was an increase in interest expense on purchase money notes due to the compounding of interest. Offsetting the increase in the Partnership's net loss were an

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS - Continued
                       -----------------------------------

increase in interest income due to higher cash and cash equivalents balances and generally higher rates, and a decrease in general and administrative expenses due to lower reimbursed payroll costs.


         The Partnership recognized a net loss for the six month period ended June 30, 2000 as opposed to net income during the corresponding period in 1999 primarily due to gain on disposition of investment in partnership related to the sale of the Partnership's interest in Springfield in January 1999. Contributing to the net loss was an increase in interest expense on purchase money notes due to the compounding of interest and a decrease in share of income from partnerships as a result of the sales of Springfield and Devonshire in January and September 1999, respectively. Offsetting the net loss were an increase in interest income due to higher cash and cash equivalents balances and generally higher rates, and a decrease in general and administrative expenses due to lower reimbursed payroll costs.

         For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2000 did not include losses of $80,799 and $161,595, respectively, compared to excluded losses of $99,900 and $199,796 for the three and six month periods ended June 30, 1999, respectively.

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


ITEM 5.           OTHER INFORMATION
                  -----------------

         On April 5, 2000, Peachtree Partners (Peachtree) mailed an offer letter to Beneficial Assignee Certificate (BAC) holders of the Partnership. The offer letter indicated that Peachtree was willing to offer to purchase outstanding BAC units at a price of $90 per unit. Peachtree is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each BAC. There is no established market for the purchase and sale of BACs, although various

PART II.          OTHER INFORMATION
                  -----------------
ITEM 5.           OTHER INFORMATION - Continued
                  -----------------

informal secondary market services exist in addition to the tender offer by Peachtree. Due to limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

         If more than 5% of the total outstanding BAC units are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2000 through April 28, 2000, approximately 4.9% of outstanding BAC units were sold. Accordingly, to remain within the 5% safe harbor, effective May 5, 2000, the General Partner of the Partnership halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2000. As a result, transfers of BAC units due to sales transactions will not be recognized by the Partnership between May 5 and December 31, 2000.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         a.       None

         b. No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2000.

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



August 4, 2000                  by: /s/ Michael J. Tuszka
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