Form 10QSB
period 2000-09-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2000-11-02
CIK 770895

--------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------



                                   FORM 10-QSB


                               ------------------



           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                               ------------------



                         Commission file number 0-23766


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
             Organized pursuant to the Laws of the State of Maryland

                               ------------------



        Internal Revenue Service - Employer Identification No. 52-1388957

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200

                               ------------------





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|          No  |_|

The total number of shares of the registrant's Common Stock, outstanding on September 30, 2000, is not applicable.



--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                                                           Page


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets
              - September 30, 2000 and December 31, 1999....................  1

           Consolidated Statements of Operations and Accumulated Losses
              - for the three and nine months ended September 30, 2000
                and 1999 ...................................................  2

           Consolidated Statements of Cash Flows
              - for the nine months ended September 30, 2000 and 1999.......  3

           Notes to Consolidated Financial Statements
              - September 30, 2000 and 1999.................................  4

Item 2.    Management's Discussion and Analysis
              of Financial Condition and Results of Operations..............  9


PART II - OTHER INFORMATION

Item 3.    Defaults upon Senior Securities.................................. 11

Item 5.    Other Information................................................ 11

Item 6.    Exhibits and Reports on Form 8-K................................. 11

Signature        ........................................................... 12

Exhibit Index............................................................... 13

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                 September 30,      December 31,
                                                                                     2000              1999
                                                                                 -------------      ------------
                                                                                  (Unaudited)
Investments in and advances to partnerships                                      $   581,062        $   585,343
Cash and cash equivalents                                                          8,425,417          8,086,701
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $112,390 and $106,606, respectively             118,965            124,749
Property purchase costs,
  net of accumulated amortization of $102,641 and $97,422, respectively              106,120            111,339
Other assets                                                                           2,758                 --
                                                                                 -----------        -----------

      Total assets                                                               $ 9,234,322        $ 8,908,132
                                                                                 ===========        ===========



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                               $ 2,522,600        $ 2,522,600
Accrued interest payable                                                           8,598,573          7,643,493
Accounts payable and accrued expenses                                                 91,222            127,126
                                                                                 -----------        -----------

      Total liabilities                                                           11,212,395         10,293,219
                                                                                 -----------        -----------


Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                   2,000              2,000
    Limited Partners                                                              21,202,500         21,202,500
                                                                                 -----------        -----------

                                                                                  21,204,500         21,204,500

  Less:
    Accumulated distributions to partners                                         (4,908,656)        (4,908,656)
    Offering costs                                                                (2,570,535)        (2,570,535)
    Accumulated losses                                                           (15,703,382)       (15,110,396)
                                                                                 -----------        -----------

      Total partners' deficit                                                     (1,978,073)        (1,385,087)
                                                                                 -----------        -----------

      Total liabilities and partners' deficit                                    $ 9,234,322        $ 8,908,132
                                                                                 ===========        ===========




                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)



                                                                For the three months ended            For the nine months ended
                                                                       September 30,                         September 30,
                                                               -----------------------------        -----------------------------
                                                                   2000              1999               2000             1999
                                                               ------------      ------------       ------------     ------------
Share of income from partnerships                              $    156,900      $    374,663       $    247,465     $    734,299
                                                               ------------      ------------       ------------     ------------


Other revenue and expenses:

  Revenue:
    Interest                                                        132,764            84,270            374,968          256,273
                                                               ------------      ------------       ------------     ------------


  Expenses:
    Interest                                                        324,284           288,445            972,851          861,335
    General and administrative                                       37,592            23,555            110,849          104,790
    Management fee                                                   24,483            24,483             73,447           73,447
    Professional fees                                                16,136            18,779             47,269           53,060
    Amortization of deferred costs                                    3,668             3,667             11,003           11,976
                                                               ------------      ------------       ------------     ------------

                                                                    406,163           358,929          1,215,419        1,104,608
                                                               ------------      ------------       ------------     ------------

      Total other revenue and expenses                             (273,399)         (274,659)          (840,451)        (848,335)
                                                               ------------      ------------       ------------     ------------


(Loss) income before gain on disposition
  of investments in partnerships                                   (116,499)          100,004           (592,986)        (114,036)

Gain on disposition of investments in partnerships                       --         3,481,140                 --        9,604,879
                                                               ------------      ------------       ------------     ------------

Net (loss) income                                                  (116,499)        3,581,144           (592,986)       9,490,843

Accumulated losses, beginning of period                         (15,586,883)      (18,540,133)       (15,110,396)     (24,449,832)
                                                               ------------      ------------       ------------     ------------

Accumulated losses, end of period                              $(15,703,382)     $(14,958,989)      $(15,703,382)    $(14,958,989)
                                                               ============      ============       ============     ============


Net (loss) income allocated to General Partners (1.51%)        $     (1,759)     $     54,075       $     (8,954)    $    143,312
                                                               ============      ============       ============     ============


Net (loss) income allocated to Initial
  and Special Limited Partners (2.49%)                         $     (2,901)     $     89,170       $    (14,765)    $    236,322
                                                               ============      ============       ============     ============


Net (loss) income allocated to BAC Holders (96%)               $   (111,839)     $  3,437,899       $   (569,267)    $  9,111,209
                                                               ============      ============       ============     ============


Net (loss) income per BAC based on 21,158 BACs
  outstanding                                                  $      (5.29)     $     162.49       $     (26.91)    $     430.63
                                                               ============      ============       ============     ============




                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                                                    For the nine months ended
                                                                                                          September 30,
                                                                                                   ----------------------------
                                                                                                      2000             1999
                                                                                                   -----------      -----------
Cash flows from operating activities:
  Net (loss) income                                                                                $  (592,986)     $ 9,490,843

  Adjustments to reconcile  net (loss)  income to net cash provided by operating activities:
    Share of income from partnerships                                                                 (247,465)        (734,299)
    Amortization of deferred costs                                                                      11,003           11,976
    Gain on disposition of investments in partnerships                                                      --       (9,604,879)

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to
        partnerships                                                                                   (17,719)         (17,719)
      (Increase) decrease in other assets                                                               (2,758)          55,663
      Increase in accrued interest payable                                                             972,851          861,335
      Payment of purchase money note interest                                                          (17,771)              --
      (Decrease) increase in accounts payable and accrued expenses                                     (35,904)          67,956
                                                                                                   -----------      -----------

        Net cash provided by operating activities                                                       69,251          130,876
                                                                                                   -----------      -----------


Cash flows from investing activities:
  Receipt of distributions from partnerships                                                           269,465          600,739
  Proceeds from disposition of investments in partnerships                                                  --        6,370,090
                                                                                                   -----------      -----------

        Net cash provided by investing activities                                                      269,465        6,970,829
                                                                                                   -----------      -----------


Cash flow used in financing activities:
  Distribution to BAC Holders                                                                               --       (2,496,644)
                                                                                                   -----------      -----------


Net increase in cash and cash equivalents                                                              338,716        4,605,061

Cash and cash equivalents, beginning of period                                                       8,086,701        2,154,057
                                                                                                   -----------      -----------

Cash and cash equivalents, end of period                                                           $ 8,425,417      $ 6,759,118
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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the interim periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.       Due on investments in partnerships and accrued interest payable
         ---------------------------------------------------------------

                              Purchase money notes

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $2,348,000 plus aggregate accrued interest of $8,523,173 as of September 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid or extended, as discussed below. The remaining purchase money notes mature in 2001 and 2003.

         Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2000 was $324,284 and $972,851, respectively, and $288,445 and $861,335 for the three and nine month periods ended September 30, 1999, respectively. The accrued interest payable on the purchase money notes of $8,523,173 and $7,568,093 as of September 30, 2000 and December 31, 1999, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

         The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

                               Paradise Foothills

         The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of November 2, 2000, principal and accrued interest totaling $230,000 and $716,687, respectively, were due. The Managing General Partner proposed an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of November 2, 2000, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the Local Partnership, the Managing General Partner intends to contest such action vigorously. Due to a possible foreclosure by the noteholder, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Paradise Foothills during the nine month periods ended September 30, 2000 and 1999, and its aggregate share of income from this Local Partnership was $0 for the three and nine month periods ended September 30, 2000, respectively, and $0 for the three and nine month periods ended September 30, 1999, respectively.

         The amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at September 30, 2000, will be paid upon the occurrence of specified events, as outlined in the respective Local Partnership's partnership agreement.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.       Advances to Local Partnership

                                   The Pointe

         Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of September 30, 2000 and December 31, 1999, accrued interest was $310,782 and $293,063, respectively.

c.       Property matters

                           Devonshire and Springfield

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

         On January 22, 1999, pursuant to the Springfield sale contract, the Local Partnership sold Springfield Apartments, located in Redmond, Washington, to ASN-Washington Holdings (1) Incorporated, an affiliate of the REIT. The sale resulted in a financial statement gain of approximately $6.1 million, a federal tax gain of approximately $10.2 million, and net cash proceeds of approximately $6.4 million to the Partnership. As a result of the sale, CRICO of Springfield, Inc., the managing general partner of the Local Partnership and an affiliate of the Managing General Partner, received an additional management fee of $636,789, pursuant to the Local Partnership Agreement, all of which was paid in 1999.

         Following the termination of the sales contract for Devonshire, on June 28, 1999, the Local Partnership entered into a contract with a different unrelated third party to sell the property. On September 30, 1999, pursuant to the Devonshire sale contract, the Local Partnership sold Devonshire Apartments, located in Kirkland, Washington, to Kirkland Rrestoration LLC. The sale resulted in a financial statement gain of approximately $3.5 million, a federal tax gain of approximately $5.8 million, and net cash proceeds of approximately $3.5 million to the Partnership, which net cash proceeds were received by the Partnership on October 1, 1999. As a result of the sale, CRICO of Devonshire, Inc., the managing general partner of the Local Partnership and an affiliate of the Managing General Partner, received an additional management fee of $300,086, of which $269,485 was paid in 1999 and $30,601 was paid in January 2000, pursuant to the Local Partnership Agreement.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.       Summarized financial information

         Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of September 30, 2000 and 1999, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three and nine months ended September 30, 1999, include information for Springfield and Devonshire through the dates of their respective sales.


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                             For the three months ended          For the nine months ended
                                                    September 30,                       September 30,
                                            ------------------------------      -----------------------------
                                                2000               1999             2000             1999
                                            ------------       ------------     ------------     ------------
Revenue:
  Rental                                    $  1,448,590       $  1,723,966     $  4,369,317     $  5,270,489
  Other                                          104,717             98,654          307,621          288,724
                                            ------------       ------------     ------------     ------------

    Total revenue                              1,553,307          1,822,620        4,676,938        5,559,213
                                            ------------       ------------     ------------     ------------

Expenses:
  Operating                                      757,299            904,091        2,240,836        2,744,100
  Interest                                       513,072            628,081        1,539,221        1,935,657
  Depreciation and amortization                  271,229            266,683          813,691          815,554
                                            ------------       ------------     ------------     ------------

    Total expenses                             1,541,600          1,798,855        4,593,748        5,495,311
                                            ------------       ------------     ------------     ------------

Net income                                  $     11,707       $     23,765     $     83,190     $     63,902
                                            ============       ============     ============     ============


         As of September 30, 2000 and 1999, the Partnership's share of cumulative losses to date for three and four, respectively, of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,697,888 and $7,284,054, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.       RELATED PARTY TRANSACTIONS

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $13,731 and $60,486 for the three and nine month periods ended September 30, 2000, respectively, and $15,909 and $74,743 for the three and nine month periods ended September 30, 1999, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


3.       RELATED PARTY TRANSACTIONS - Continued

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,483 and $73,447 for each of the three and nine month periods ended September 30, 2000 and 1999, respectively.

         On January 22, 1999, Springfield Properties Limited Partnership, one of the Local Partnerships in which the Partnership has invested, sold Springfield Apartments. As a result of the successful sale, CRICO of Springfield, Inc., the local managing general partner of the Local Partnership (and an affiliate of the Managing General Partner), earned an additional management fee of $636,789, pursuant to the Local Partnership Agreement, all of which was paid in 1999.

         On September 30, 1999, Devonshire Development Limited Partnership, one of the Local Partnerships in which the Partnership has invested, sold Devonshire Apartments. As a result of the successful sale, CRICO of Devonshire, Inc., the local managing general partner of the Local Partnership (and an affiliate of the Managing General Partner), earned an additional management fee of $300,086, pursuant to the Local Partnership Agreement; $269,485 was paid during 1999, and the remainder was paid in 2000.

PART I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations


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

                          Financial Condition/Liquidity

         The Partnership's liquidity, with unrestricted cash resources of $8,425,417 as of September 30, 2000, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 2, 2000, there were no material commitments for capital expenditures.

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $2,348,000 plus aggregate accrued interest of $8,523,173 as of September 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 and has not been paid or extended. The remaining purchase money notes mature in 2001 and 2003. See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

         The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

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

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results of Operations - Continued


         Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Associates, L.P. (Paradise Foothills) at both September 30, 2000, and December 31, 1999; accrued interest payable thereon was $75,400 at both September 30, 2000, and December 31, 1999. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

         The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month periods ended September 30, 2000 and 1999, operating activities provided positive cash flow. Cash and cash equivalents increased during the nine months ended September 30, 2000, primarily due to the receipt of distributions from partnerships, in addition to net cash provided by operating activities.

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

                              Results of Operations

         The Partnership recognized a net loss for the three month period ended September 30, 2000, as compared to net income during the corresponding period in 1999 primarily due to the gain on disposition of investment in partnership related to the sale of Devonshire Development Limited Partnership (Devonshire) in 1999. Contributing to the net loss were an increase in interest expense on purchase money notes due to the compounding of interest, an increase in general and administrative expenses related to higher reimbursed payroll costs, and a decrease in share of income from partnerships as a result of the sales of Springfield and Devonshire in January and September 1999, respectively. Offsetting the net loss was an increase in interest income due to higher cash and cash equivalents balances and generally higher interest rates.

         The Partnership recognized a net loss for the nine month period ended September 30, 2000, as compared to net income during the corresponding period in 1999 primarily due to the gain on disposition of investments in partnerships related to the sales of Springfield and Devonshire in 1999. Contributing to the net loss were an increase in interest expense and a decrease in share of income from partnerships, both as discussed above. Offsetting the net loss was an increase in interest income, also as discussed above.

         For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2000 did not include losses of $80,796 and $242,391, respectively, compared to excluded losses of $99,894 and $299,690 for the three and nine month periods ended September 30, 1999, respectively.

         No other significant changes in the Partnership's operations have taken place during this period.

PART II. OTHER INFORMATION
Item 3.  Defaults upon Senior Securities


         See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's default on a purchase money note.


Item 5.  Other Information

         On April 5, 2000, Peachtree Partners (Peachtree) mailed an offer letter to Beneficial Assignee Certificate (BAC) holders of the Partnership. The offer letter indicated that Peachtree was willing to offer to purchase outstanding BAC units at a price of $90 per unit; the offer expired in May 2000. Peachtree is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each BAC. There is no established market for the purchase and sale of BACs, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

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


Item 6.  Exhibits and Reports on Form 8-K

         a.       None

         b. No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2000.

         All other items are not applicable.

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CAPITAL REALTY INVESTORS-85 LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by: C.R.I., Inc.
                                      ------------------------------------------
                                      Managing General Partner




November 2, 2000                      by: /s/ Michael J. Tuszka
----------------                          --------------------------------------
DATE                                      Michael J. Tuszka
                                          Vice President
                                            and Chief Accounting Officer
                                            (Principal Financial Officer
                                            and Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit                                                Method of Filing
-------                                        --------------------------------

27          Financial Data Schedule             Filed herewith electronically