Form 10KSB
period 2000-12-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2001-03-21
CIK 770895

--------------------------------------------------------------------------------
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------



                                   FORM 10-KSB


                               ------------------



                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


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

                                 (301) 468-9200


                               ------------------



               Securities registered pursuant to Section 12(g) of
                                    the Act:

                        BENEFICIAL ASSIGNEE CERTIFICATES


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $758,273.

The beneficial assignee certificates of the registrant are not traded in any market. Therefore, the beneficial assignee certificates had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                        2000 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                           PAGE


                                     PART I

Item 1.   Business.......................................................   I-1
Item 2.   Properties.....................................................   I-3
Item 3.   Legal Proceedings..............................................   I-3
Item 4.   Submission of Matters to a Vote of Security Holders............   I-3


                                     PART II

Item 5.   Market for the Registrant's Beneficial Assignee Certificates
             and Related Partnership Matters ............................  II-1
Item 6.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................  II-2
Item 7.   Financial Statements...........................................  II-5
Item 8.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure......................  II-5


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant............. III-1
Item 10.  Executive Compensation......................................... III-2
Item 11.  Security Ownership of Certain Beneficial Owners and Management  III-2
Item 12.  Certain Relationships and Related Transactions................. III-3
Item 13.  Exhibits and Reports on Form 8-K............................... III-3

Signatures..............................................................  III-5


Financial Statements....................................................  III-8

                                     PART I


ITEM 1.  BUSINESS
         --------

         Capital Realty Investors-85 Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 26, 1984. On November 11, 1985, the Partnership commenced offering Beneficial Assignee Certificates (BACs) for 60,000 units of limited partnership interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership had an initial closing on December 27, 1985 and closed the offering on July 19, 1986, with a total of 21,200 BACs. During 1996, five BACs were abandoned; during 1998, 37 BACs were abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

         The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in eight Local Partnerships. As of December 31, 2000, the Partnership had investments in four Local Partnerships. The original objectives of these investments, not necessarily in order of importance, were to:

      (i)         preserve and protect the Partnership's capital;
     (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners may use to offset income from other sources;
    (iii) provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes;
     (iv)         provide cash distributions from rental operations; and
      (v) provide cash distributions from sale or refinancing of the Partnership's investments.

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

         The Local  Partnerships  in which the  Partnership  has  invested  were organized by private developers who acquired the sites, or options thereon, applied for mortgage loans and applicable mortgage insurance and/or entered into construction contracts, and remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the projects. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

         As of December 31, 2000, the Partnership is the principal limited partner in the four remaining Local Partnerships. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. An affiliate of the Managing General Partner of the Partnership is also a general partner of the four Local Partnerships.

                                     PART I

         --------

         A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2000, follows.

                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)


                                              Mortgage
          Name and Location                  Payable at              Financed and/or Insured               Number of
         OF APARTMENT COMPLEX               12/31/00 (2)             AND/OR SUBSIDIZED UNDER              RENTAL UNITS
         --------------------               ------------          ---------------------------------       ------------
         Paradise Foothills                 $ 6,011,943           Ocwen Federal Savings Bank/HUD               180
           Phoenix, AZ                                              Provisional Workout Agreement

         The Pointe                           7,247,143           Lincoln National Life Company                238
           El Paso, TX

         Semper Village                       8,150,000           SRS Insurance Services, Inc.                 252
           Westminster, CO

         Willow Creek II                      2,613,907           Hartger & Willard Mortgage/                  159
           Kalamazoo, MI                                            Section 221(d)(4) of the
                                                                    National Housing Act
                                            -----------                                                   ------------
           TOTALS 4                         $24,022,993                                                        829
                                            ===========                                                   ============


                                      Units Occupied As                              Average Effective Annual
                                  Percentage of Total Units                                Rental Per Unit
                                      AS OF DECEMBER 31,                           FOR THE YEARS ENDED DECEMBER 31,
                              ----------------------------------      -------------------------------------------------------
 Name and Location
OF APARTMENT COMPLEX          2000   1999    1998    1997   1996        2000        1999        1998        1997       1996
--------------------          ----   ----    ----    ----   ----      --------    --------    --------    --------   --------
Paradise Foothills              99%    94%     95%     97%    96%     $  7,441    $  6,891    $  6,951    $  6,551   $  6,408
 Phoenix, AZ

The Pointe                      90%    91%     95%     97%    98%        6,935       6,567       6,716       6,594      6,292
 El Paso, TX

Semper Village                  94%    96%     96%     99%    99%        8,220       7,685       7,335       6,974      6,782
 Westminster, CO

Willow Creek II                100%    99%     98%     91%    96%        6,925       6,713       6,340       6,178      6,025
 Kalamazoo, MI
                              ----   ----    ----    ----   ----      --------    --------    --------    --------   --------
  TOTALS(3) 4                   96%   95%      96%     96%    97%     $  7,380    $  6,964    $  6,836    $  6,574   $  6,377
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

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 2000.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

                                     PART I

         --------

         In January 2001, the Partnership made an additional investment in Sheridan West L.P. which in turn paid off, at a discount, the purchase money notes related to Semper Village. In addition, the Partnership purchased the local general partner's partnership interest and then converted it to a limited partner interest and combined it with the Partnership's existing interest. See
Note 2.b. to the consolidated financial statements for further information concerning the payoff and purchase.

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


ITEM 3.  LEGAL PROCEEDINGS
         -----------------
         There  are  no  material   pending  legal   proceedings  to  which  the
Partnership is a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S BENEFICIAL ASSIGNEE
         -----------------------------------------------
           CERTIFICATES AND RELATED PARTNERSHIP MATTERS
           --------------------------------------------

     (a) There is no established market for the purchase and sale of BACs, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

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

          If more than five percent of the total outstanding BAC units are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2000 through April 28, 2000, approximately 4.9% of outstanding BAC units were sold. Accordingly, to remain within the 5% safe harbor, effective May 5, 2000, the General Partner of the Partnership halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2000. As a result, transfers of BAC units due to sales transactions were not recognized by the Partnership between May 5 and December 31, 2000.

          On January 26, 2001, Equity Resources initiated an unregistered tender offer to purchase up to 994 BAC units at a price of $125 per unit; the offer expired February 26, 2001. Equity Resources is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Equity Resources and does not necessarily represent the fair market value of each BAC.

          The Managing General Partner has not expressed, and does not express, any opinion and remains neutral toward any offer for the purchase of BACs such as those described above.

     (b) As of March 21, 2001, there were approximately 1,800 registered holders of BACs in the Partnership.

     (c) On May 3, 1999, the Partnership made a cash distribution of $2,496,644 ($118 per BAC) to holders of BACs from the proceeds generated from the sale of Springfield Apartments, to holders of record as of January 22, 1999. On November 5, 1999, the Partnership made a cash distribution of $2,412,012 ($114 per BAC) to holders of BACs from the proceeds generated from the sale of Devonshire Apartments, to holders of record as of September 30, 1999. No distributions were declared or paid by the Partnership during 2000.

          The Partnership received distributions of $269,596 and $795,697 from Local Partnerships during 2000 and 1999, respectively.

                                     PART II


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

                          FINANCIAL CONDITION/LIQUIDITY
                          -----------------------------

         As of December 31, 2000, the Partnership had approximately 1,800 investors who subscribed to a total of 21,158 BACs in the original amount of $21,158,000. The Partnership originally made investments in eight Local Partnerships, of which four remain at December 31, 2000. The Partnership's liquidity, with unrestricted cash resources of $8,501,288 as of December 31, 2000, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. The Partnership's remaining obligation with respect to its investment in Local Partnerships of $174,600, excluding purchase money notes and accrued interest, is not in excess of its capital resources. The Partnership paid $575,000, in January 2001, for an additional investment in Semper Village.

         During 2000 and 1999, the Partnership received cash distributions of $269,596 and $795,697, respectively, from the Local Partnerships.

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $2,348,000 plus aggregate accrued interest of $8,847,871 as of December 31, 2000, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 and has not been paid or extended. The remaining purchase money notes mature in 2001 and 2003. See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

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

         The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders may have the right

                                     PART II



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - Continued
           -----------------------------------

to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

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

         Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Associates, L.P. (Paradise Foothills) at both December 31, 2000 and 1999; accrued interest payable thereon was $75,400 at both December 31, 2000 and 1999. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

         The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the years ended December 31, 2000 and 1999, operating activities provided positive cash flow. Cash and cash equivalents increased during the year ended December 31, 2000, primarily due to the receipt of distributions from partnerships, in addition to net cash provided by operating activities.

         On May 3, 1999, the Partnership made a cash distribution of $2,496,644 ($118 per BAC) to holders of BACs from proceeds generated from the sale of Springfield Apartments, to holders of record as of January 22, 1999. On November 5, 1999, the Partnership made a cash distribution of $2,412,012 ($114 per BAC) to holders of BACs from proceeds generated from the sale of Devonshire Apartments, to holders of record as of September 30, 1999. No distributions were declared or paid by the Partnership during 2000. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                                     PART II



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - Continued
           -----------------------------------

                              RESULTS OF OPERATIONS

2000 VERSUS 1999
----------------

         The Partnership recognized net loss for the year ended December 31, 2000, as compared to net income for the year ended December 31, 1999, primarily due to the gain on disposition of investment in partnership related to the sales of the properties owned by Devonshire Development Limited Partnership (Devonshire) and Springfield Properties Limited Partnership (Springfield) in 1999. Contributing to the net loss in 2000 were an increase in interest expense on purchase money notes due to the compounding of interest and a decrease in share of income from partnerships as a result of the sales of Springfield and Devonshire in January and September 1999, respectively. Mitigating the Partnership's net loss in 2000 were an increase in interest income due to higher interest rates and higher cash and cash equivalent balances during 2000 as a result of the receipt of proceeds from the sales of Devonshire and Springfield, and a decrease in general and administrative expenses primarily due to lower reimbursed payroll costs.

         For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2000 and 1999 did not include losses of $219,173 and $371,042, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $69,271 and $685,391 received from the one and three Local Partnerships during 2000 and 1999, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

                                    INFLATION
                                    ---------

         Inflation allows for increases in rental rates, usually offsetting any higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed rate long-term financing under which the Partnership's real property investments were purchased. Future inflation could allow for appreciated values of the Local Partnerships' properties over an extended period of time as rental revenues and replacement values gradually increase.

         The combined rental revenues of the Partnership's remaining four properties for the five years ended December 31, 2000, follow. Combined rental revenue amounts for all years have been adjusted to reflect property sales and interests transferred during 1999 and in prior years, as discussed in the notes to the consolidated financial statements.


                                                      FOR THE YEARS ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------------------------------
                          2000                  1999                  1998                  1997                  1996
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $ 6,162,373           $ 5,807,508           $ 5,706,270           $ 5,488,217           $ 5,318,167

Annual Percentage
  Increase                            6.1%                  1.8%                  4.0%                  3.2%


                                    PART II


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         The information required by this item is contained in Part III.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
           ACCOUNTING AND FINANCIAL DISCLOSURE
           -----------------------------------

         None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         (a) and (b)

               The   Partnership  has  no  directors,   executive   officers  or
               significant employees of its own.

         (a) and (b)

               The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follow.

William B. Dockser, 64, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 54, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 42, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 45, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

          (c) There is no family relationship between any of the foregoing directors and executive officers.

          (d)  Involvement in certain legal proceedings.

               None.



                                      III-1

                                    PART III


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         (a), (b), (c), (d), (e), (f), (g), and (h)

                  The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is incorporated herein by reference to Notes 3 and 4 of the notes to consolidated financial statements contained in Part III.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------
           MANAGEMENT
           ----------

         (a)      Security ownership of certain beneficial owners.

                  No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding BACs at March 21, 2001.

         (b)      Security ownership of management.

                  The following table sets forth certain information concerning all BACs beneficially owned, as of March 21, 2001, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

                       Name of                          Amount and Nature                % of total
                   BENEFICIAL OWNER                   OF BENEFICIAL OWNERSHIP            UNITS ISSUED
                  ------------------                  -----------------------            ------------
                  William B. Dockser                        Five BACs                       .02%
                  H. William Willoughby                     None                              0%
                  All Directors and Officers
                    as a Group (4 persons)                  Five BACs                       .02%

         (c)      Changes in control.

                  There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

                                      III-2

                                    PART III


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         (a) and (b)

                  Transactions with management and others.

                  The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 10 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to consolidated financial statements contained in Part III, which contains disclosure of related party transactions, is also incorporated herein by reference.

         (c)      Certain business relationships.

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

                  Exhibit No. 3 - Articles of Incorporation and bylaws.

                  a. Certificate of Limited Partnership of Capital Realty Investors-85 Limited Partnership. (Incorporated by reference to Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985.)

                  Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

                  a. Limited Partnership Agreement of Capital Realty Investors-85 Limited Partnership. (Incorporated by reference to Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985.)


                                      III-3

                                    PART III

         --------------------------------

                  Exhibit No. 10 - Material Contracts.

                  a. Management Services Agreement between CRI and Capital Realty Investors-85 Limited Partnership. (Incorporated by reference to Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985.)

                  Exhibit No. 99 - Additional Exhibits.

                  a. Prospectus of the Partnership, dated November 11, 1985. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985.)

         (b)      REPORTS ON FORM 8-K

                  No reports on From 8-K were filed during the quarter ended December 31, 2000.

                                      III-4

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAPITAL REALTY INVESTORS-85
                                     LIMITED PARTNERSHIP
                                   ---------------------------------------------
                                  (Registrant)

                                   by:  C.R.I., INC.
                                        ----------------------------------------
                                        Managing General Partner



MARCH 21, 2001                          by:  /S/ WILLIAM B. DOCKSER
---------------------                        -----------------------------------
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


MARCH 21, 2001                          by:  /S/ H. WILLIAM WILLOUGHBY
--------------------                         -----------------------------------
DATE                                         H. William Willoughby,
                                               Director, President,
                                               and Secretary




MARCH 21, 2001                          by:  /S/ MICHAEL J. TUSZKA
--------------------                         -----------------------------------
DATE                                         Michael J. Tuszka,
                                               Vice President
                                               and Chief Accounting Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)


                                      III-5

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


To the Partners
Capital Realty Investors-85 Limited Partnership

         We have audited the consolidated balance sheets of Capital Realty Investors-85 Limited Partnership (a Maryland limited partnership) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $177,020 and $83,251 of income in 2000 and 1999, respectively, included in the Partnership's net income or loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

         In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-85 Limited Partnership as of December 31, 2000 and 1999 and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


                                                              Grant Thornton LLP

Vienna, VA
March 12, 2001

                                      III-6

               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                  HAS INVESTED*









* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-85 Limited Partnership has invested were filed in paper format under Form SE on March 21, 2001 in accordance with the Securities and Exchange Commission's continuing hardship exemption granted January 5, 2001.

                                      III-7

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                               DECEMBER 31,
                                                                                      ----------------------------
                                                                                          2000            1999
                                                                                      ------------    ------------
Investments in and advances to partnerships .......................................   $    588,661    $    585,343
Cash and cash equivalents .........................................................      8,501,288       8,086,701
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $114,318 and $106,606, respectively ..........        117,037         124,749
Property purchase costs,
  net of accumulated amortization of $104,380 and $97,422, respectively ...........        104,381         111,339
Other assets ......................................................................          3,444            --
                                                                                      ------------    ------------

      Total assets ................................................................   $  9,314,811    $  8,908,132
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  2,522,600    $  2,522,600
Accrued interest payable ..........................................................      8,923,271       7,643,493
Accounts payable and accrued expenses .............................................         78,324         127,126
                                                                                      ------------    ------------

      Total liabilities ...........................................................     11,524,195      10,293,219
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................     (4,908,656)     (4,908,656)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................    (15,934,693)    (15,110,396)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (2,209,384)     (1,385,087)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $  9,314,811    $  8,908,132
                                                                                      ============    ============


                  Theaccompanying notes are an integral part of
                    these consolidated financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the years ended
                                                                         DECEMBER 31,
                                                                 --------------------------
                                                                     2000          1999
                                                                 -----------    -----------
Share of income from  partnerships ...........................   $   249,289    $   636,452
                                                                 -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest .................................................       508,984        376,700
                                                                 -----------    -----------

  Expenses:
    Interest .................................................     1,297,549      1,148,441
    Management fee ...........................................        97,930         97,930
    General and administrative ...............................       107,821        138,732
    Professional fees ........................................        64,599         67,631
    Amortization of deferred costs ...........................        14,671         16,098
                                                                 -----------    -----------

                                                                   1,582,570      1,468,832
                                                                 -----------    -----------

      Total other revenue and expenses .......................    (1,073,586)    (1,092,132)
                                                                 -----------    -----------

Loss before gain on disposition of investments in partnerships      (824,297)      (455,680)
                                                                 -----------    -----------

Gain on disposition of investments in partnerships ...........          --        9,795,116
                                                                 -----------    -----------

Net (loss) income ............................................   $  (824,297)   $ 9,339,436
                                                                 ===========    ===========


Net (loss) income allocated to General Partners (1.51%) ......   $   (12,447)   $   141,025
                                                                 ===========    ===========


Net (loss) income  allocated to Initial
  and Special Limited Partners (2.49%) .......................   $   (20,525)   $   232,552
                                                                 ===========    ===========


Net (loss) income allocated to BAC Holders (96%) .............   $  (791,325)   $ 8,965,859
                                                                 ===========    ===========


Net (loss) income per BAC based on 21,158 BACs outstanding ...   $    (37.40)   $    423.76
                                                                 ===========    ===========




                  Theaccompanying notes are an integral part of
                    these consolidated financial statements.

                                      III-9

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                Initial and        Beneficial
                                                                  Special           Assignee
                                              General             Limited          Certificate
                                              PARTNERS            PARTNERS          HOLDERS               TOTAL
                                             ----------         -----------       ------------        ------------
Partners' deficit, January 1, 1999           $(367,193)         $(606,301)        $(4,842,373)        $(5,815,867)

  Net Income                                   141,025            232,552           8,965,859           9,339,436

  Distributions of $232.00 per
    Beneficial Assignee Certificate                 --                 --          (4,908,656)         (4,908,656)
                                             ---------          ---------         -----------         -----------

Partners' deficit, December 31, 1999          (226,168)          (373,749)           (785,170)         (1,385,087)

  Net loss                                     (12,447)           (20,525)           (791,325)           (824,297)
                                             ---------          ---------         -----------         -----------

Partners' deficit, December 31, 2000         $(238,615)         $(394,274)        $(1,576,495)        $(2,209,384)
                                             =========          =========         ===========         ===========




                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                                     III-10

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For the years ended
                                                                                           DECEMBER 31,
                                                                                   ----------------------------
                                                                                      2000             1999
                                                                                   -----------     -----------
Cash flows from operating activities:
  Net (loss) income ............................................................   $   (824,297)   $  9,339,436

  Adjustments to reconcile  net (loss)  income to net cash provided by operating activities:
    Share of income from partnerships ..........................................       (249,289)       (636,452)
    Amortization of deferred costs .............................................         14,671          16,098
    Gain on disposition of investments in partnerships .........................           --        (9,795,116)

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ......        (23,626)        (23,625)
      (Increase) decrease in other assets ......................................         (3,444)         55,663
      Payment of purchase money note interest ..................................        (17,771)        (11,479)
      Increase in accrued interest payable .....................................      1,297,549       1,148,441
      (Decrease) increase in accounts payable and accrued expenses .............        (48,802)         49,217
                                                                                   ------------    ------------

        Net cash provided by operating activities ..............................        144,991         142,183
                                                                                   ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................        269,596         795,697
  Proceeds from disposition of investments in partnerships .....................           --         9,903,420
                                                                                   ------------    ------------

        Net cash provided by investing activities ..............................        269,596      10,699,117
                                                                                   ------------    ------------

Cash flows from financing activities:
  Distributions to BAC holders .................................................           --        (4,908,656)
                                                                                   ------------    ------------

Net increase in cash and cash equivalents ......................................        414,587       5,932,644

Cash and cash equivalents, beginning of year ...................................      8,086,701       2,154,057
                                                                                   ------------    ------------

Cash and cash equivalents, end of year .........................................   $  8,501,288    $  8,086,701
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

                  The Partnership sold 21,200 Beneficial  Assignee  Certificates
         (BAC) at $1,000 per BAC through a public offering. The offering period was terminated on July 19, 1986. During 1996, five BACs were abandoned; during 1998, 37 BACs were abandoned.

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

         d.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
                  -------------------------------------------

                  The  investments  in and advances to Local  Partnerships  (see
         Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local
         Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2000 and 1999, the Partnership's share of the cumulative losses of two and three, respectively, of the Local Partnerships exceeded the amount of the Partnership's investment in and advances to those Local Partnerships by $6,542,836 and $6,667,921, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, except as described herein, the excess losses have not been reflected in the accompanying consolidated financial statements. As of December 31, 2000 and 1999, cumulative cash distributions of $1,425,777 and $1,275,777, respectively, have been received from the Local Partnerships for which the

                                     III-12

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

         i        FAIR VALUE OF FINANCIAL INSTRUMENTS
                  -----------------------------------

                  The financial statements include estimated fair value information as of December 31, 2000, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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

                                     III-13

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

         a.  DUE ON INVESTMENTS IN PARTNERSHIPS AND ACCRUED INTEREST PAYABLE
             ---------------------------------------------------------------

                  As of December 31, 2000 and 1999, the Partnership held limited partner interests in four Local Partnerships, which were organized to develop, construct, own, maintain and operate multifamily apartment properties. The remaining amounts due on investments in the Local Partnerships were as follows.

                                                             DECEMBER 31,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------

                  Due to local general partner:      $   174,600    $   174,600

                  Purchase money notes due in:
                    1996                                 230,000        230,000
                    2001                               1,475,000      1,475,000
                    2003                                 643,000        643,000
                                                     -----------    -----------

                        Subtotal                       2,522,600      2,522,600
                                                     -----------    -----------

                  Accrued interest payable             8,923,271      7,643,493
                                                     -----------    -----------

                        Total                        $11,445,871    $10,166,093
                                                     ===========    ===========


                  The amount due to a local general partner, relating to Paradise Foothills, of $174,600, plus accrued interest of $75,400, will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement. The purchase money notes have stated interest rates ranging from 9% to 14%, compounded annually. The purchase money notes are payable in full upon the earliest of: (i) sale or refinancing of the respective Local
         Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. A purchase money note in the principal amount of $230,000 matured on January 30, 1996 but has not been paid, as discussed below. The remaining purchase money notes mature in 2001 and 2003.

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

                  The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with

                                     III-14

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

         matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

                  Interest expense on the Partnership's purchase money notes for the years ended December 31, 2000 and 1999 was $1,297,549 and $1,148,441, respectively. The accrued interest payable on the purchase money notes of $8,847,871 and $7,568,093 as of December 31, 2000 and 1999, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               PARADISE FOOTHILLS
                               ------------------

                  The Partnership defaulted on its purchase money note relating to Paradise Associates, L.P. (Paradise Foothills) when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of March 21, 2001, principal and accrued interest totaling $230,000 and $751,825, respectively, were due. The Managing General Partner proposed an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local
         Partnership's provisional workout agreement related to its mortgage loan. As of March 21, 2001, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Due to a possible foreclosure by the noteholder, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Paradise Foothills during the years ended December 31, 2000 and 1999, and its aggregate share of income from this Local Partnership was $0 for the years ended December 31, 2000 and 1999.

                                     III-15

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                  The amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at December 31, 2000, will be paid upon the occurrence of specified events, as outlined in the respective Local Partnership's partnership agreement.

                                 WILLOW CREEK II
                                 ---------------

                  The Partnership defaulted on its purchase money note related to Willow Creek II Limited Partnership (Willow Creek II) on January 14, 2001 when the note matured and was not paid. The default amount included principal and accrued interest of $1,475,000 and $7,583,743, respectively. As of March 21, 2001, principal and accrued interest totaling $1,475,000 and $7,811,841 were due. The Partnership has offered the noteholders a discounted payoff of the purchase money note, and as of March 21, 2001, is awaiting their response.

         b.  ADDITIONAL INVESTMENT IN LOCAL PARTNERSHIP
             ------------------------------------------

                  The Partnership has an investment in Sheridan West L.P., (Semper) the Local Partnership which owns Semper Village Apartments in Westminster, Colorado. The Local Partnership, in turn, is the maker of two purchase money notes related to the acquisition of the property. The security for these two purchase money notes included the Partnership's limited partner interest in Semper. In conjunction with the discounted payoff of these two purchase money notes, in December 2000, the Partnership agreed to make an additional investment in Semper in the amount of $574,000, which amount was disbursed to Semper in January 2001. Semper, in turn, paid off the two purchase money notes in January 2001.

                  The Partnership also agreed to purchase the 0.01% general partner interest in Semper held by the developer and original local general partner of Semper for $1,000. This agreement was made in December 2000, and the funds were disbursed in January 2001. The Local Partnership has converted the 0.01% general partner interest to a limited partner interest, so the Partnership now holds a 99.00% limited partner interest in Semper.

         c.  INTERESTS IN PROFITS, LOSSES AND CASH DISTRIBUTIONS MADE BY LOCAL
             -----------------------------------------------------------------
               PARTNERSHIPS
               ------------

                  The Partnership has a 98.99% to 99.00% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. Affiliates of the Managing General Partner of the Partnership are also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2000 and 1999, the Partnership received cash distributions from rental operations of the Local Partnerships of $269,596 and $795,697, respectively. As of both December 31, 2000 and 1999, two of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amount of $383,399 and $348,522, respectively, which may be available for distribution in accordance with the respective Agencies' regulations.

                  Upon sale or refinancing of a property owned by a Local Partnership, or upon the liquidation of a Local Partnership, the proceeds from such sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining

                                     III-16

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

         proceeds, after payment of (i) all debts and liabilities of the Local Partnership and certain other items, (ii) the Partnership's capital contributions plus certain specified amounts as outlined in each partnership agreement, and (iii) certain special distributions to general partners and related entities of the Local Partnership.

         d.  ADVANCES TO LOCAL PARTNERSHIPS
             ------------------------------

                                   THE POINTE
                                   ----------

                  Mesa Partners Limited Partnership (The Pointe), located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at nine percent per annum, is expected to occur upon sale or refinancing of the property. As of December 31, 2000 and December 31, 1999, accrued interest was $316,688 and $293,063, respectively.

         e.  PROPERTY MATTERS
             ----------------

                                   DEVONSHIRE
                                   ----------

                  On June 28, 1999, the local managing general partner of Devonshire Development Limited Partnership (Devonshire) entered into a contract to sell the property. On September 30, 1999, pursuant to the Devonshire sale contract, the Local Partnership sold Devonshire Apartments, located in Kirkland, Washington, to Kirkland Rrestoration LLC. The sale resulted in a financial statement gain of approximately $3.5 million, a federal tax gain of approximately $5.8 million, and net cash proceeds of approximately $3.5 million to the Partnership. As a result of the sale, CRICO of Devonshire, Inc., the managing general partner of the Local Partnership and an affiliate of the Managing General Partner, received an additional management fee of $300,086, of which $269,485 was paid in 1999 and $30,601 was paid in January 2000, pursuant to the Local Partnership Agreement.

                                   SPRINGFIELD
                                   -----------

                  In June 1998, the local managing general partner of Springfield Properties Limited Partnership (Springfield) entered into a contract to sell the property. On January 22, 1999, pursuant to the Springfield sale contract, the Local Partnership sold Springfield Apartments, located in Redmond, Washington, to ASN-Washington Holdings
         (1) Incorporated. The sale resulted in a financial statement gain of approximately $6.1 million, a federal tax gain of approximately $10.2 million, and net cash proceeds of approximately $6.4 million to the Partnership. As a result of the sale, CRICO of Springfield, Inc., the managing general partner of the Local Partnership and an affiliate of the Managing General Partner, received an additional management fee of $636,789, pursuant to the Local Partnership Agreement, all of which was paid in 1999.

                                     III-17

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

         f.  SUMMARIZED FINANCIAL INFORMATION
             --------------------------------

                  Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership is invested as of December 31, 2000 and 1999, respectively, follow. The combined statement of operations for the year ended December 31, 1999, includes information for Devonshire and Springfield through the dates of their respective sales.

                             COMBINED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                   2000             1999
                                                                                -----------      -----------
          Rental property, at cost, net of accumulated depreciation
            of $18,059,007 and $17,433,502, respectively                        $12,795,672      $13,349,354
          Land                                                                    4,078,361        4,078,361
          Other assets                                                            4,044,887        3,818,421
                                                                                -----------      -----------

                Total assets                                                    $20,918,920      $21,246,136
                                                                                ===========      ===========


          Mortgage notes payable                                                $24,022,993      $24,216,755
          Due to general partners                                                 3,341,974        3,455,079
          Other liabilities                                                       2,799,670        2,858,609
                                                                                -----------      -----------

                Total liabilities                                                30,164,637       30,530,443

          Partners' deficit                                                      (9,245,717)      (9,284,307)
                                                                                -----------      -----------

                Total liabilities and partners' deficit                         $20,918,920      $21,246,136
                                                                                ===========      ===========



                        COMBINED STATEMENTS OF OPERATIONS

                                                                                     For the years ended
                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                   2000             1999
                                                                                -----------      -----------
          Revenue:
            Rental                                                              $ 6,162,373      $ 6,850,082
            Interest                                                                126,284           95,865
            Gain on disposition of rental properties                                     --       12,195,836
            Other                                                                   256,361          314,069
                                                                                -----------      -----------

               Total revenue                                                      6,545,018       19,455,852
                                                                                -----------      -----------

          Expenses:
            Operating                                                             3,099,476        4,554,702
            Interest                                                              2,031,704        2,412,988
            Depreciation                                                          1,053,767        1,131,919
            Amortization                                                             54,883          190,298
                                                                                -----------      -----------

               Total expenses                                                     6,239,830        8,289,907
                                                                                -----------      -----------

          Net income                                                            $   305,188      $11,165,945
                                                                                ===========      ===========

                                     III-18

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

         g.  RECONCILIATION OF THE LOCAL PARTNERSHIPS' FINANCIAL STATEMENT
             -------------------------------------------------------------
               NET INCOME TO TAXABLE INCOME
               ----------------------------

                  For federal income tax purposes, the Local Partnerships report on a basis whereby: (i) certain revenue and the related assets are recorded when received rather than when earned; (ii) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (iii) a shorter life is used to compute depreciation on the property as permitted by Internal Revenue Service
         (IRS) Regulations. These returns are subject to audit and, therefore, possible adjustment by the IRS.

                  A  reconciliation   of  the  Local   Partnerships'   financial
         statement net income reflected above to taxable income follows.

                                                                                For the years ended
                                                                                     DECEMBER 31,
                                                                           ----------------------------
                                                                               2000              1999
                                                                           ------------      -----------
          Financial statement net income                                   $    305,188      $11,165,945

          Adjustments:
            Additional tax depreciation using accelerated methods,
              net of depreciation on construction period expenses
              capitalized for financial statement purposes                     (204,065)        (257,056)

            Amortization for financial statement purposes
              not deducted for income tax purposes                                7,223            7,223

            Difference in gain on disposition of rental properties                   --        4,632,424

            Miscellaneous, net                                                    8,036           14,192
                                                                           ------------      -----------

          Taxable income                                                   $    116,382      $15,562,728
                                                                           ============      ===========


3.       RELATED-PARTY TRANSACTIONS

         In accordance with the terms of the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships and a fee for its services in connection with the initial management of the Partnership through 1989. The Partnership paid $424,000 in acquisition fees. The acquisition fees were capitalized and are being amortized over the estimated useful lives of the properties (generally 30 years), using the straight-line method.

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 2000 and 1999, the Partnership paid $76,266 and $95,962, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $97,930 for each of the years ended December 31, 2000 and 1999.

                                     III-19

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       RELATED-PARTY TRANSACTIONS - Continued

         On January 22, 1999, Springfield Properties Limited Partnership, one of the Local Partnerships in which the Partnership had invested, sold Springfield Apartments. As a result of the sale, CRICO of Springfield, Inc., the local managing general partner of the Local Partnership (and an affiliate of the Managing General Partner), earned an additional management fee of $636,789, pursuant to the Local Partnership Agreement, all of which was paid in 1999.

         On September 30, 1999, Devonshire Development Limited Partnership, one of the Local Partnerships in which the Partnership had invested, sold Devonshire Apartments. As a result of the sale, CRICO of Devonshire, Inc., the local managing general partner of the Local Partnership (and an affiliate of the Managing General Partner), earned an additional management fee of $300,086, pursuant to the Local Partnership Agreement; $269,485 was paid during 1999, and the remainder was paid in 2000.


4.       PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS

         All profits and losses prior to the first date on which the first BAC Holders were admitted were allocated to affiliates of the General Partners. Upon admission of the first BAC Holder, such interests were reduced. The BAC Holders own 96% of the Partnership. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the Local Partnerships or their rental properties shall be distributed and applied as follows:

          (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
         (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
         (iii) except in the case of a refinancing, to each partner in an amount equal to the positive balance in his capital account as of the date of the sale, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale or refinancing and allocated pursuant to the Partnership Agreement;
         (iv)    to the  Assignees  and  BAC  Holders  an  aggregate  amount  of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds;
          (v) to the Special Limited Partner an amount equal to one percent of the sum of the sale and refinancing proceeds less the amounts set forth above;
         (vi) to the Assignees and BAC Holders, an amount for each fiscal year after 1986, equal to a noncompounded cumulative return of six percent per annum of the capital contribution paid by each Assignee and each BAC Holder, which additional amount may be increased by a Tax Bracket Adjustment Factor, and reduced, but not below zero, by distributions of net cash flow to each Assignee and BAC Holder; and to the Special and Initial Limited Partners, in the amount of their capital contributions, respectively;

                                     III-20

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

         (vii) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
         (viii) to the General Partners in the amount of their capital contributions;
           (ix) thereafter, in equal shares to the General Partners for services to the Partnership and to the Special Limited Partner
                 whether or not any is then a general   partner  or  special
                 limited partner (or their designees), an aggregate fee of one percent of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such one percent fee was not paid to the General Partners or the Special Limited Partner or their designees;
          (x) to the General Partners, the Initial Limited Partner and the Special Limited Partner an amount equal to the total of all accrued but unpaid portions of the Deferred Cash Flow Return which were previously deferred; and
         (xi) the remainder, 12% in the aggregate to the General Partners and the Initial Limited Partner (or their assignees) (11.51% to the General Partners and 0.49% to the Initial Limited Partner), 85% in the aggregate to the Assignees and BAC Holders, as a group (or their assignees) and three percent to the Special Limited Partner.

         Fees payable to the General Partners and the Special Limited Partner (or their designees) under (ix) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or six percent of the sales price of the apartment properties.

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

         a.       One percent to the Special Limited Partner; and

         b. 89% to the Assignees and to the BAC Holders and 10% to the General Partners, Special Limited Partner, and Initial Limited Partner, except that the 10% to the General Partners, Special Limited Partner, and Initial Limited Partner shall be subordinated to the Preferred Cash Flow Return to the Assignees which is calculated to be 7.332% based on the Tax Reform Act of 1986.

         The Partnership's cash available for distribution, as defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, was approximately $466,800 and $837,000 for the years ended December 31, 2000 and 1999, respectively. On May 3, 1999, the Partnership made a cash distribution of $2,496,644 ($118 per BAC) to holders of BACs from proceeds generated from the sale of Springfield Apartments, to holders of record as of January 22, 1999. On November 5, 1999, the Partnership made a cash distribution of $2,412,012 ($114 per BAC) to holders of BACs from proceeds generated from the sale of Devonshire Apartments, to holders of record as of September 30, 1999. No distribution was declared or paid by the Partnership during 2000.

                                     III-21

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

The Managing General Partner has reserved all of the Partnership's undistributed cash for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to Local Partnerships.


5.       RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT
             NET (LOSS) INCOME TO TAXABLE (LOSS) INCOME

         For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations; and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.g.), including losses in excess of related investment amounts. These returns are subject to audit and, therefore, possible adjustment by the IRS.

         A reconciliation of the Partnership's financial statement net (loss) income to taxable (loss) income follows.


                                                                      For the years ended
                                                                           DECEMBER 31,
                                                                 ----------------------------
                                                                     2000              1999
                                                                 -----------       -----------
Financial statement net (loss) income                            $  (824,297)      $ 9,339,436

Adjustments:
  Differences between taxable (loss) income and financial
    statement net (loss) income related to the Partnership's
    equity in the Local Partnerships' income                         (31,498)        4,855,118

  Differences in amortization of
    acquisition costs and property purchase costs                    (12,894)          (11,109)

  Miscellaneous, net                                                      --           (32,909)
                                                                 -----------       -----------

Taxable (loss) income                                            $  (868,689)      $14,150,536
                                                                 ===========       ===========





                                      # # #

                                     III-22