Form 10QSB
period 2001-03-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2001-05-02
CIK 770895

--------------------------------------------------------------------------------








                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------



                                   FORM 10-QSB


                               ------------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001



                                                                           Page
                                                                           ----

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Balance Sheets
              - March 31, 2001 and December 31, 2000....................     1

           Statements of Operations and Accumulated Losses
              - for the three months ended March 31, 2001 and 2000 .....     2

           Statements of Cash Flows
              - for the three months ended March 31, 2001 and 2000......     3

           Notes to  Financial Statements
              - March 31, 2001 and 2000.................................     4

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     9


Part II - OTHER INFORMATION

Item 3.    Defaults upon Senior Securities..............................    11

Item 5.    Other Information............................................    11

Item 6.    Exhibits and Reports on Form 8-K.............................    11

Signature  ............................................................     12

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS


                                                     March 31,     December 31,
                                                       2001           2000
                                                   -------------   ------------
                                                    (Unaudited)

Investments in and advances to partnerships ....   $  1,346,800    $    588,661
Cash and cash equivalents ......................      7,918,995       8,501,288
Acquisition fees, principally paid to related,
  parties, net of accumulated amortization of
  $116,245 and $114,318, respectively ..........        115,110         117,037
Property purchase costs,
  net of accumulated amortization of $106,120
  and $104,380 respectively ....................        102,641         104,381
Other assets ...................................          2,072           3,444
                                                    -----------    ------------

      Total assets .............................   $  9,485,618    $  9,314,811
                                                    ===========    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships .............   $  2,522,600    $  2,522,600
Accrued interest payable .......................      9,290,209       8,923,271
Accounts payable and accrued expenses ..........         45,713          78,324
                                                   ------------    ------------

      Total liabilities ........................     11,858,522      11,524,195
                                                   ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ...........................          2,000           2,000
    Limited Partners ...........................     21,202,500      21,202,500
                                                   ------------    ------------

                                                     21,204,500      21,204,500

  Less:
    Accumulated distributions to partners ......     (4,908,656)     (4,908,656)
    Offering costs .............................     (2,570,535)     (2,570,535)
    Accumulated losses .........................    (16,098,213)    (15,934,693)
                                                   ------------    ------------

      Total partners' deficit ..................     (2,372,904)     (2,209,384)
                                                   ------------    ------------

      Total liabilities and partners' deficit ..   $  9,485,618    $  9,314,811
                                                   ============    ============




                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)



                                                                      For the three months ended
                                                                               March 31,
                                                                     ----------------------------
                                                                         2001            2000
                                                                     ------------    ------------
Share of income from partnerships ................................   $    130,829    $     26,543
                                                                     ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .....................................................        107,057         116,035
                                                                     ------------    ------------


  Expenses:
    Interest .....................................................        366,938         324,283
    General and administrative ...................................         36,097          35,805
    Management fee ...............................................         24,480          24,482
    Professional fees ............................................         17,138          15,566
    Amortization of deferred costs ...............................          3,668           3,667
                                                                     ------------    ------------

                                                                          448,321         403,803
                                                                     ------------    ------------

      Total other revenue and expenses ...........................       (341,264)       (287,768)
                                                                     ------------    ------------

Loss before extraordinary gain from extinguishment of debt .......       (210,435)       (261,225)

Extraordinary gain from extinguishment of debt ...................         46,915            --
                                                                     ------------    ------------

Net loss .........................................................       (163,520)       (261,225)

Accumulated losses, beginning of period ..........................    (15,934,693)    (15,110,396)
                                                                     ------------    ------------

Accumulated losses, end of period ................................   $(16,098,213)   $(15,371,621)
                                                                     ============    ============


Net loss allocated to General Partners (1.51%) ...................   $     (2,469)   $     (3,944)
                                                                     ============    ============


Net loss allocated to Initial and Special Limited
   Partners (2.49%)  .............................................   $     (4,072)   $     (6,505)
                                                                     ============    ============


Net loss allocated to BAC Holders (96%) ..........................   $   (156,979)   $   (250,776)
                                                                     ============    ============


Net loss per BAC based on 21,158 BACs outstanding ................   $      (7.42)   $     (11.85)
                                                                     ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)




                                                                                For the three months ended
                                                                                          March 31,
                                                                                --------------------------
                                                                                   2001            2000
                                                                                -----------    -----------
Cash flows from operating activities:
  Net loss ..................................................................   $  (163,520)   $  (261,225)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of income from partnerships .......................................      (130,829)       (26,543)
    Amortization of deferred costs ..........................................         3,668          3,667
    Extraordinary gain from extinguishment of debt ..........................       (46,915)          --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ...        (5,906)        (6,082)
      Decrease (increase) in other assets ...................................         1,372         (1,285)
      Increase in accrued interest payable ..................................       366,938        324,283
      Decrease in accounts payable and accrued expenses .....................       (32,611)       (72,463)
                                                                                -----------    -----------

         Net cash used in operating activities ..............................        (7,803)       (39,648)
                                                                                -----------    -----------


Cash flows from investing activities:
  Additional investment in partnership ......................................      (575,000)          --
  Receipt of distributions from partnerships ................................           510           --
                                                                                -----------    -----------

         Net cash used in investing activities ..............................      (574,490)          --
                                                                                -----------    -----------

Net decrease in cash and cash equivalents ...................................      (582,293)       (39,648)

Cash and cash equivalents, beginning of period ..............................     8,501,288      8,086,701
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 7,918,995    $ 8,047,053
                                                                                ===========    ===========



                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of March 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the interim period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2000.

     Prior to the year 2000, the financial statements of the Partnership were consolidated with the accounts of two intermediary limited partnerships which had invested in Local Partnerships which, in turn, owned and operated apartment properties. Those two properties were sold during 1999, and the intermediary limited partnerships were closed. Thus, the financial statements for the year 2000 and thereafter are not consolidated.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $2,348,000 plus aggregate accrued interest of $9,214,809 as of March 31, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to the Paradise Associates, L.P. (Paradise Foothills) property, in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended, as discussed below. The two purchase money notes related to Willow Creek II Limited Partnership (Willow Creek II), in the aggregate principal amount of $1,475,000, matured on January 14, 2001, but have not been paid or extended, as discussed below. The remaining purchase money note matures in 2003.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

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

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2001 and 2000 was $366,938 and $324,283, respectively. The accrued interest payable on the purchase money notes of $9,214,809 and $8,847,871 as of March 31, 2001 and December 31, 2000,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Paradise Foothills

     The Partnership defaulted on its purchase money note relating to Paradise Foothills when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of May 2, 2001, principal and accrued interest totaling $230,000 and $762,880, respectively, were due. The Managing General Partner proposed an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of May 2, 2001, the Managing General Partner continues to await a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. Due to a possible foreclosure by the noteholder, there can be no assurance that the Partnership will be able to retain

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

its interest in the Local Partnership. The uncertainty regarding the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Paradise Foothills during the three month periods ended March 31, 2001 and 2000, and its aggregate share of income from this Local Partnership was $0 for the three month periods ended March 31, 2001 and 2000.

     The Local Partnership has recently made application to refinance its mortgage loan with the Federal National Mortgage Association, in connection with the discounted payoff of its existing mortgage loan. As of May 2, 2001, the Local Partnership has not received a commitment for such refinancings.

     The amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at March 31, 2001, will be paid upon the occurrence of specified events, as outlined in the respective Local Partnership's partnership agreement.

                                 Willow Creek II

     The Partnership defaulted on its two purchase money notes related to Willow Creek II on January 14, 2001 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,475,000 and $7,583,743, respectively. As of May 2, 2001, principal and accrued interest totaling $1,475,000 and $7,956,994 were due. On February 15, 2001, the Partnership offered the noteholders a discounted payoff of the purchase money notes, which offer the noteholders rejected on February 28, 2001. As of May 2, 2001, the Partnership is awaiting a counter-offer from the noteholders.

b.   Additional investment in local partnership
     ------------------------------------------

     The Partnership has an investment in Sheridan West L.P. (Semper), the Local Partnership which owns Semper Village Apartments in Westminster, Colorado. The Local Partnership, in turn, was the maker of two purchase money notes related to the acquisition of the property. The security for these two purchase money notes included the Partnership's limited partner interest in Semper. In conjunction with the discounted payoff of these two purchase money notes, in December 2000, the Partnership agreed to make an additional investment in Semper in the amount of $574,000, which amount was disbursed to Semper in January 2001. Semper, in turn, paid off the two purchase money notes at a discount in January 2001. The discounted payoff of the purchase money notes resulted in extraordinary gain from extinguishment of debt of $46,915 for financial statement purposes in 2001.

     The Partnership also agreed to purchase for $1,000 the 0.01% general partner interest in Semper held by the developer and original local general partner of Semper. This agreement was

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

made in December 2000, and the funds were disbursed in January 2001. The Local Partnership has converted the 0.01% general partner interest to a limited partner interest, so the Partnership now holds a 99.00% limited partner interest in Semper.

c.   Advances to Local Partnership
     -----------------------------

     Mesa Partners Limited Partnership (The Pointe), which owns apartments located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of March 31, 2001 and December 31, 2000, accrued interest was $322,594 and $316,688, respectively.

d.   Summarized financial information
     --------------------------------

     Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership is invested as of March 31, 2001 and 2000, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the three months ended
                                                           March 31,
                                                 ----------------------------
                                                    2001             2000
                                                 -----------      -----------

          Revenue:
            Rental                               $ 1,540,595      $ 1,451,878
            Other                                     95,661          100,929
                                                 -----------      -----------

               Total revenue                       1,636,256        1,552,807
                                                 -----------      -----------

          Expenses:
            Operating                                774,869          751,599
            Interest                                 507,926          513,074
            Depreciation and amortization            277,163          271,231
                                                 -----------      -----------

               Total expenses                      1,559,958        1,535,904
                                                 -----------      -----------

          Net income                             $    76,298      $    16,903
                                                 ===========      ===========


     As of March 31, 2001 and 2000, the Partnership's share of cumulative losses to date for two of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,603,533 and $6,748,717, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the three months ended March 31, 2001 and 2000, the Partnership paid $30,590 and $24,571, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,480 and $24,482 for each of the three month periods ended March 31, 2001 and 2000, respectively.



                                      # # #

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

                          Financial Condition/Liquidity

     The Partnership's liquidity, with unrestricted cash resources of $7,918,995 as of March 31, 2001, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 2, 2001, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $2,348,000 plus aggregate accrued interest of $9,214,809 as of March 31, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money note related to the Paradise Associates, L.P. (Paradise Foothills) property, in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended. The two purchase money notes related to Willow Creek II Limited Partnership (Willow Creek II), in the aggregate principal amount of $1,475,000, matured on January 14, 2001, but have not been paid or extended. The remaining purchase money note matures in 2003. See Note 2.a. of the notes to financial statements contained in Part I, Item 1, hereof, for additional information concerning the Partnership's default on the purchase money notes related to Paradise Foothills and Willow Creek II.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Associates, L.P. (Paradise Foothills) at both March 31, 2001, and December 31, 2000; accrued interest payable thereon was $75,400 at both March 31, 2001, and December 31, 2000. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month periods ended March 31, 2001 and 2000, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased during the three months ended March 31, 2001, primarily due to an additional investment in Sheridan West L.P. (Semper).

     The  Managing  General  Partner  currently  intends  to  retain  all of the
Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              Results of Operations

     The Partnership's net loss for the three month period ended March 31, 2001, decreased from the corresponding period in 2000 primarily due to an increase in share of income from partnership as the result of higher operating income at one property which had previously been excluded due to accumulated unallowable losses, and also due to extraordinary gain from extinguishment of debt as a result of the discounted payoff of the purchase money notes of Sheridan West L.P. (Semper). Offsetting the decrease in the Partnership's net loss were an increase in interest expense on purchase money notes due to the compounding of interest and a decrease in interest income due to lower cash and cash equivalent balances and lower interest rates in 2001.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2001 and 2000 did not include losses of $60,697 and $80,796, respectively.

     No other significant changes in the Partnership's operations have taken place during this period.

Part II. OTHER INFORMATION
Item 3.  Defaults upon Senior Securities

     See Note 2.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on certain purchase money notes.


Item 5. Other Information

     There is no established market for the purchase and sale of BACs, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

     On January 26, 2001, Equity Resources Lexington Fund (Lexington) initiated an unregistered tender offer to purchase up to 994 of the outstanding BAC units at a price of $125 per unit; the offer expired February 26, 2001. On April 23, 2001, Lexington initiated an unregistered tender offer to purchase up to 589 of the outstanding BAC units at a price of $150 per unit; the offer expires May 22, 2001. Lexington is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Lexington and do not necessarily represent the fair market value of each BAC.

     The Managing General Partner has not expressed, and does not express, any opinion and remains neutral toward any offer for the purchase of BACs such as that described above.

     If more than five percent of the total outstanding BAC units are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. For the calendar year 2001 to May 2, 2001, BAC units transferred have not exceeded 4.9% of the total outstanding BACs, therefore, the Partnership has not halted recognition of transfers.


Item 6. Exhibits and Reports on Form 8-K

     a.   None

     b. No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2001.

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



                                 CAPITAL REALTY INVESTORS-85 LIMITED
                                   PARTNERSHIP
                                 -----------------------------------------------
                                 (Registrant)

                                 by:  C.R.I., Inc.
                                      ------------------------------------------
                                      Managing General Partner




May 2, 2001                           by:  /s/ Michael J. Tuszka
---------------                            -------------------------------------
DATE                                       Michael J. Tuszka
                                             Vice President
                                             and Chief Accounting Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)