Form 10QSB
period 2001-06-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2001-08-01
CIK 770895

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001


                                                                           PAGE



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Balance Sheets
              - June 30, 2001 and December 31, 2000........................   1

           Statements of Operations and Accumulated Losses
              - for the three and six months ended June 30, 2001 and 2000 .   2

           Statements of Cash Flows
              - for the six months ended June 30, 2001 and 2000............   3

           Notes to  Financial Statements
              - June 30, 2001 and 2000.....................................   4

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   9


PART II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.................................  11

Item 5.    Other Information...............................................  11

Item 6.    Exhibits and Reports on Form 8-K................................  12

Signature     .............................................................  13

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                         2001            2000
                                                                                      -----------     -----------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $  1,151,604    $    588,661
Cash and cash equivalents .........................................................      8,312,268       8,501,288
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $118,173 and $114,318, respectively ..........        113,182         117,037
Property purchase costs,
  net of accumulated amortization of $107,860 and $104,380 respectively ...........        100,901         104,381
Other assets ......................................................................          1,541           3,444
                                                                                      ------------    ------------

      Total assets ................................................................   $  9,679,496    $  9,314,811
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  2,522,600    $  2,522,600
Accrued interest payable ..........................................................      9,657,147       8,923,271
Accounts payable and accrued expenses .............................................         61,298          78,324
                                                                                      ------------    ------------

      Total liabilities ...........................................................     12,241,045      11,524,195
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................     (4,908,656)     (4,908,656)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................    (16,286,858)    (15,934,693)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (2,561,549)     (2,209,384)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $  9,679,496    $  9,314,811
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)



                                                   For the three months ended      For the six months ended
                                                            JUNE 30,                       JUNE 30,
                                                 -----------------------------   ----------------------------
                                                     2001             2000           2001            2000
                                                 ------------    -------------   ------------    ------------
Share of income from partnerships ............   $    174,106    $     64,022    $    304,935    $     90,565
                                                 ------------    ------------    ------------    ------------

Other revenue and expenses:

 Revenue:
    Interest .................................         82,350         126,169         189,406         242,204
                                                 ------------    ------------    ------------    ------------

  Expenses:
    Interest .................................        366,938         324,284         733,876         648,567
    General and administrative ...............         32,878          37,451          68,975          73,256
    Management fee ...........................         24,480          24,483          48,960          48,965
    Professional fees ........................         17,137          15,567          34,275          31,133
    Amortization of deferred costs ...........          3,668           3,668           7,335           7,335
                                                 ------------    ------------    ------------    ------------

                                                      445,101         405,453         893,421         809,256
                                                 ------------    ------------    ------------    ------------

      Total other revenue and expenses .......       (362,751)       (279,284)       (704,015)       (567,052)
                                                 ------------    ------------    ------------    ------------

Loss before extraordinary gain
  from extinguishment of debt ................       (188,645)       (215,262)       (399,080)       (476,487)

Extraordinary gain from extinguishment of debt           --              --            46,915            --
                                                 ------------    ------------    ------------    ------------

Net loss .....................................       (188,645)       (215,262)       (352,165)       (476,487)

Accumulated losses, beginning of period ......    (16,098,213)    (15,371,621)    (15,934,693)    (15,110,396)
                                                 ------------    ------------    ------------    ------------

Accumulated losses, end of period ............   $(16,286,858)   $(15,586,883)   $(16,286,858)   $(15,586,883)
                                                 ============    ============    ============    ============


Net loss allocated to General
  Partners (1.51%) ...........................   $     (2,849)   $     (3,250)   $     (5,318)   $     (7,195)
                                                 ============    ============    ============    ============

Net loss allocated to Initial and Special
  Limited Partners (2.49%) ...................   $     (4,697)   $     (5,360)   $     (8,769)   $    (11,865)
                                                 ============    ============    ============    ============

Net loss allocated to BAC Holders (96%) ......   $   (181,099)   $   (206,652)   $   (338,078)   $   (457,427)
                                                 ============    ============    ============    ============

Net loss per BAC based on 21,158 BACs
  outstanding ................................   $      (8.56)   $      (9.77)   $     (15.98)   $     (21.62)
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                                     For the six months ended
                                                                                             JUNE 30,
                                                                                   ---------------------------
                                                                                       2001           2000
                                                                                   ------------   ------------
Cash flows from operating activities:
  Net loss .....................................................................   $  (352,165)   $  (476,487)

  Adjustments to reconcile  net loss to net cash provided by (used in) operating activities:
    Share of income from partnerships ..........................................      (304,935)       (90,565)
    Amortization of deferred costs .............................................         7,335          7,335
    Extraordinary gain from extinguishment of debt .............................       (46,915)          --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ......       (11,813)       (11,988)
      Decrease (increase) in other assets ......................................         1,903         (1,445)
      Increase in accrued interest payable .....................................       733,876        648,567
      Payment of purchase money note interest ..................................          --          (17,771)
      Decrease in accounts payable and accrued expenses ........................       (17,026)       (58,535)
                                                                                   -----------    -----------

        Net cash provided by (used in) operating activities ....................        10,260           (889)
                                                                                   -----------    -----------


Cash flows from investing activities:
  Additional investment in partnership .........................................      (575,000)          --
  Receipt of distributions from partnerships ...................................       375,720        116,598
                                                                                   -----------    -----------

        Net cash (used in) provided by investing activities ....................      (199,280)       116,598
                                                                                   -----------    -----------

Net (decrease) increase in cash and cash equivalents ...........................      (189,020)       115,709

Cash and cash equivalents, beginning of period .................................     8,501,288      8,086,701
                                                                                   -----------    -----------

Cash and cash equivalents, end of period .......................................   $ 8,312,268    $ 8,202,410
                                                                                   ===========    ===========



                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of June 30, 2001, and the results of its operations for the three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the interim periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   DUE ON INVESTMENTS IN PARTNERSHIPS AND ACCRUED INTEREST PAYABLE
     ---------------------------------------------------------------

                              PURCHASE MONEY NOTES
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $2,348,000 plus aggregate accrued interest of $9,581,747 as of June 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to the Paradise Associates, L.P. (Paradise Foothills) property, in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended, as discussed below. The two purchase money notes related to Willow Creek II Limited Partnership (Willow Creek II), in the aggregate principal amount of $1,475,000, matured on January 14, 2001, but have not been paid or extended, as discussed below. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures in 2003.

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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, if these notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2001 was $366,938 and $733,876, respectively, and $324,284 and $648,567 for the three and six month periods ended June 30, 2000, respectively. The accrued interest payable on the purchase money notes of $9,581,747 and $8,847,871 as of June 30, 2001 and December 31, 2000, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               PARADISE FOOTHILLS
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Foothills when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of August 1, 2001, principal and accrued interest totaling $230,000 and $786,834, respectively, were due. The Managing General Partner proposed an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of August 1, 2001, the Managing General Partner continues to await a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. The Partnership did not receive any distributions from Paradise Foothills during the six month periods ended June 30, 2001 and 2000, and its aggregate share of income from this Local Partnership was $0 for the six month periods ended June 30, 2001 and 2000.

     The local managing general partner is exploring options to refinance the mortgage loan. As of August 1, 2001, the local managing general partner has not received a commitment for a refinancing.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at June 30, 2001, will be paid upon the occurrence of specified events, as outlined in the respective Local Partnership's partnership agreement.

                                 WILLOW CREEK II
                                 ---------------

     The Partnership defaulted on its two purchase money notes related to Willow Creek II on January 14, 2001 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,475,000 and $7,583,743, respectively. As of August 1, 2001, principal and accrued interest totaling $1,475,000 and $8,271,493 were due. On February 28, 2001, the Partnership offered the noteholders a discounted payoff of the purchase money notes, which offer the noteholders countered on April 25, 2001. As of August 1, 2001, the Partnership continues to negotiate settlement terms with the noteholders. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. The Partnership received distributions from Willow Creek II of $86,289 and $116,598 during the six month periods ended June 30, 2001 and 2000, respectively, and its share of income from this Local Partnership was $73,508 and $103,487 for the three and six month periods ended June 30, 2001, respectively, and $64,022 and $90,741 for the three and six month periods ended June 30, 2000, respectively.

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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   ADVANCES TO LOCAL PARTNERSHIP
     -----------------------------

     Mesa Partners Limited Partnership (The Pointe), which owns apartments located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of June 30, 2001 and December 31, 2000, accrued interest was $328,501 and $316,688, respectively.

d.   PROPERTY MATTERS
     ----------------

     The local managing general partner of The Pointe received a default notice on May 25, 2001, with respect to a subordinate note which is secured by the economic interests of the partners in the Pointe. The alleged default relates to monthly debt service payments out of surplus cash, and the alleged overfunding of the replacement reserve account. The Local Partnership resumed debt service payments in June, and the local managing general partner is negotiating with the holder of the subordinate note to obtain a retraction of the default notice.

e.   SUMMARIZED FINANCIAL INFORMATION
     --------------------------------

     Combined statements of operations for the four Local Partnerships in which the Partnership is invested as of June 30, 2001 and 2000, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.



                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       For the three months ended         For the six months ended
                                                 JUNE 30,                          JUNE 30,
                                       ---------------------------       ---------------------------
                                          2001             2000             2001             2000
                                       ----------       ----------       ----------       ----------
Revenue:
  Rental                               $1,547,543       $1,468,849       $3,088,138       $2,920,727
  Other                                    96,031          101,975          191,692          202,904
                                       ----------       ----------       ----------       ----------

     Total revenue                      1,643,574        1,570,824        3,279,830        3,123,631
                                       ----------       ----------       ----------       ----------

Expenses:
  Operating                               738,215          731,938        1,513,084        1,483,537
  Interest                                507,927          513,075        1,015,853        1,026,149
  Depreciation and amortization           277,164          271,231          554,327          542,462
                                       ----------       ----------       ----------       ----------

     Total expenses                     1,523,306        1,516,244        3,083,264        3,052,148
                                       ----------       ----------       ----------       ----------

Net income                             $  120,268       $   54,580       $  196,566       $   71,483
                                       ==========       ==========       ==========       ==========

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


     As of June 30, 2001 and 2000, the Partnership's share of cumulative losses to date for two and three, respectively, of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,664,237 and $6,687,901, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $21,241 and $51,831 for the three and six month periods ended June 30, 2001, respectively, and $22,184 and $46,755 for the three and six month periods ended June 30, 2000, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,480 and $48,960 for the three and six month periods ended June 30, 2001, respectively, and $24,483 and $48,965 for the three and six month periods ended June 30, 2000, respectively.



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

                          FINANCIAL CONDITION/LIQUIDITY
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,312,268 as of June 30, 2001, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 1, 2001, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $2,348,000 plus aggregate accrued interest of $9,581,747 as of June 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to the Paradise Associates, L.P. (Paradise Foothills) property, in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended. The two purchase money notes related to Willow Creek II Limited Partnership (Willow Creek II), in the aggregate principal amount of $1,475,000, matured on January 14, 2001, but have not been paid or extended. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures in 2003. See Note 2.a. of the notes to financial statements contained in Part I, Item 1, hereof, for additional information concerning the Partnership's default on the purchase money notes related to Paradise Foothills and Willow Creek II.

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

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, if these notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both June 30, 2001, and December 31, 2000; accrued interest payable thereon was $75,400 at both June 30, 2001, and December 31, 2000. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month periods ended June 30, 2001 and 2000, cash provided by operating activities and the receipt of distributions from partnerships were adequate to support operating cash requirements. Cash and cash equivalents decreased during the six months ended June 30, 2001, primarily due to an additional investment in Sheridan West L.P. (Semper), which was disbursed in January 2001.

     The  Managing  General  Partner  currently  intends  to  retain  all of the
Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              RESULTS OF OPERATIONS
                              ---------------------

     The Partnership's net loss for the three and six month periods ended June 30, 2001 decreased from the corresponding periods in 2000 primarily due to an increase in share of income from partnerships as a result of higher operating income at one property which had previously been excluded due to accumulated unallowable losses. Contributing to the decrease in net loss for both periods was a decrease in general and administrative expenses due to lower costs for annual reporting; contributing to the decrease in net loss for the six month period was extraordinary gain from extinguishment of debt related to Semper.
Offsetting the decrease in the Partnership's net loss were an increase in interest expense on purchase money notes due to the compounding of interest and a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates in 2001.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2001 did not include losses of $60,704 and $121,401, respectively, compared to excluded losses of $80,799 and $161,595 for the three and six month periods ended June 30, 2000, respectively.

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

     On January 26, 2001, Equity Resources Lexington Fund (Lexington) initiated an unregistered tender offer to purchase up to 994 of the outstanding BAC units at a price of $125 per unit; the offer expired February 26, 2001. On April 23, 2001, Lexington initiated an unregistered tender offer to purchase up to 589 of the outstanding BAC units at a price of $150 per unit; the offer expired May 22, 2001. On June 22, 2001, Lexington initiated an unregistered tender offer to purchase up to 330 of the outstanding BAC units at a price of $225 per unit; the offer expired July 22, 2001. Lexington is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Lexington and do not necessarily represent the fair market value of each BAC.

     On May 14, 2001, Bond Purchase, L.L.C. (Bond Purchase) initiated an unregistered tender offer to purchase up to 1,000 of the outstanding BAC units at a price of $156 per unit; the offer expired June 30, 2001. Bond Purchase is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Bond Purchase and does not necessarily represent the fair market value of each BAC.

     On June 8, 2001, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase a limited number of the outstanding BAC units at a price of $200 per unit; the offer expired July 6, 2001. Peachtree in unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each BAC.

     Although previously the Managing General Partner had not expressed any opinion toward any offer for the purchase of BACs such as those described above, on May 25, 2001, and July 9, 2001, the Managing General Partner sent letters to all BAC holders recommending that the May 14 tender offer by Bond Purchase and the June 22 tender offer by Lexington be rejected as inadequate in price.

     During 2001, a number of investors sold their BAC units in the Partnership to other investors, as a result of unregistered tender offers. If more than five percent of the total outstanding BAC units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through June 27, 2001, the Partnership received sale transfer requests for approximately 4.6% of the outstanding BAC units. Accordingly, to remain within the five percent safe harbor, effective June 27, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of BAC units due to sales transactions are not being recognized by the Partnership between June 28, 2001 and December 31, 2001. The halt will be lifted effective January 1, 2002.

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

     a.   None

     b. A report on Form 8-K was dated May 14, 2001 and filed May 24, 2001; the report discussed a tender offer initiated by Bond Purchase, L.L.C. on May 14, 2001. See Part II, Item 5, hereof, for additional information concerning the tender offer.

     All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         CAPITAL REALTY INVESTORS-85 LIMITED
                           PARTNERSHIP
                         -------------------------------------------------------
                         (Registrant)

                         by:  C.R.I., INC.
                              --------------------------------------------------
                              Managing General Partner




AUGUST 1, 2001                by:  /S/ MICHAEL J. TUSZKA
------------------                 ---------------------------------------------
DATE                               Michael J. Tuszka
                                     Vice President
                                     and Chief Accounting Officer
                                     (Principal Financial Officer
                                     and Principal Accounting Officer)