Form 10QSB
period 2001-09-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2001-10-31
CIK 770895

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

                For the quarterly period ended September 30, 2001


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



                                                                         Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Balance Sheets
              - September 30, 2001 and December 31, 2000.................   1

           Statements of Operations and Accumulated Losses
              - for the three and nine months ended
                September 30, 2001 and 2000 .............................   2

           Statements of Cash Flows
              - for the nine months ended September 30, 2001 and 2000....   3

           Notes to  Financial Statements
              - September 30, 2001 and 2000..............................   4

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................   9



Part II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities...............................   11

Item 5.    Other Information.............................................   11

Item 6.    Exhibits and Reports on Form 8-K..............................   12

Signature     ...........................................................   13

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                           September 30,   December 31,
                                                                                               2001           2000
                                                                                           ------------    -----------
                                                                                            (Unaudited)
Investments in and advances to partnerships ............................................   $  1,012,073    $    588,661
Cash and cash equivalents ..............................................................      3,842,849       8,501,288
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $120,101 and $114,318, respectively ...............        111,254         117,037
Property purchase costs,
  net of accumulated amortization of $109,599 and $104,380 respectively ................         99,162         104,381
Other assets ...........................................................................            826           3,444
                                                                                           ------------    ------------

      Total assets .....................................................................   $  5,066,164    $  9,314,811
                                                                                           ============    ============



                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Due on investments in partnerships .....................................................   $  1,047,600    $  2,522,600
Accrued interest payable ...............................................................      1,393,167       8,923,271
Accounts payable and accrued expenses ..................................................         75,142          78,324
                                                                                           ------------    ------------

      Total liabilities ................................................................      2,515,909      11,524,195
                                                                                           ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ...................................................................          2,000           2,000
    Limited Partners ...................................................................     21,202,500      21,202,500
                                                                                           ------------    ------------

                                                                                             21,204,500      21,204,500

  Less:
    Accumulated distributions to partners ..............................................     (4,908,656)     (4,908,656)
    Offering costs .....................................................................     (2,570,535)     (2,570,535)
    Accumulated losses .................................................................    (11,175,054)    (15,934,693)
                                                                                           ------------    ------------

      Total partners' capital (deficit) ................................................      2,550,255      (2,209,384)
                                                                                           ------------    ------------

      Total liabilities and partners' capital (deficit) ................................   $  5,066,164    $  9,314,811
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)



                                                     For the three months ended      For the nine months ended
                                                            September 30,                   September 30,
                                                    ----------------------------    ----------------------------
                                                        2001            2000             2001           2000
                                                    ------------    ------------    ------------    ------------
Share of income from partnerships ...............   $    129,782    $    156,900    $    434,717    $    247,465
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................         67,564         132,764         256,971         374,968
                                                    ------------    ------------    ------------    ------------

  Expenses:
    Interest ....................................        201,050         324,284         934,926         972,851
    General and administrative ..................         29,236          37,592          98,212         110,849
    Management fee ..............................         24,480          24,483          73,440          73,447
    Professional fees ...........................         17,138          16,136          51,413          47,269
    Amortization of deferred costs ..............          3,668           3,668          11,003          11,003
                                                    ------------    ------------    ------------    ------------

                                                         275,572         406,163       1,168,994       1,215,419
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (208,008)       (273,399)       (912,023)       (840,451)
                                                    ------------    ------------    ------------    ------------

Loss before extraordinary gain
  from extinguishment of debt ...................        (78,226)       (116,499)       (477,306)       (592,986)

Extraordinary gain from extinguishment of debt ..      5,190,030            --         5,236,945            --
                                                    ------------    ------------    ------------    ------------

Net income (loss) ...............................      5,111,804        (116,499)      4,759,639        (592,986)

Accumulated losses, beginning of period .........    (16,286,858)    (15,586,883)    (15,934,693)    (15,110,396)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(11,175,054)   $(15,703,382)   $(11,175,054)   $(15,703,382)
                                                    ============    ============    ============    ============


Net income (loss) allocated
  to General Partners (1.51%) ...................   $     77,188    $     (1,759)   $     71,871    $     (8,954)
                                                    ============    ============    ============    ============

Net income (loss) allocated
  to Initial and Special Limited Partners (2.49%)   $    127,284    $     (2,901)   $    118,515    $    (14,765)
                                                    ============    ============    ============    ============

Net income (loss) allocated
  to BAC Holders (96%) ..........................   $  4,907,332    $   (111,839)   $  4,569,253    $   (569,267)
                                                    ============    ============    ============    ============

Net income (loss) per BAC
  based on 21,158 BACs outstanding ..............   $     231.94    $      (5.29)   $     215.96    $     (26.91)
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                   --------------------------
                                                                                      2001           2000
                                                                                   -----------    -----------
Cash flows from operating activities:
  Net income (loss) ............................................................   $ 4,759,639    $  (592,986)

  Adjustments to reconcile  net income  (loss) to net cash provided by operating activities:
    Share of income from partnerships ..........................................      (434,717)      (247,465)
    Amortization of deferred costs .............................................        11,003         11,003
    Extraordinary gain from extinguishment of debt .............................    (5,236,945)          --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ......       (17,719)       (17,719)
      Decrease (increase) in other assets ......................................         2,618         (2,758)
      Increase in accrued interest payable .....................................       934,926        972,851
      Payment of purchase money note interest ..................................          --          (17,771)
      Decrease in accounts payable and accrued expenses ........................        (3,182)       (35,904)
                                                                                   -----------    -----------

        Net cash provided by operating activities ..............................        15,623         69,251
                                                                                   -----------    -----------


Cash flows from investing activities:
  Additional investment in partnership .........................................      (575,000)          --
  Receipt of distributions from partnerships ...................................       650,938        269,465
                                                                                   -----------    -----------

        Net cash provided by investing activities ..............................        75,938        269,465
                                                                                   -----------    -----------

Cash flow used in financing activities:
  Payoff of purchase money note and related interest ...........................    (4,750,000)          --
                                                                                   -----------    -----------

Net (decrease) increase in cash and cash equivalents ...........................    (4,658,439)       338,716

Cash and cash equivalents, beginning of period .................................     8,501,288      8,086,701
                                                                                   -----------    -----------

Cash and cash equivalents, end of period .......................................   $ 3,842,849    $ 8,425,417
                                                                                   ===========    ===========


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................   $ 3,275,000    $    17,771
                                                                                   ===========    ===========

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the interim periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,317,767 as of September 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to the Paradise Associates, L.P. (Paradise Foothills) property, in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended, as discussed below. In September 2001, the two purchase money notes related to Willow Creek II Limited Partnership (Willow Creek II), in the aggregate principal amount of $1,475,000, were paid off at a discount, as discussed below. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures in 2003.

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

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, if these notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2001 was $201,050 and $934,926, respectively, and $324,284 and $972,851 for the three and nine month periods ended September 30, 2000, respectively. The accrued interest payable on the purchase money notes of $1,317,767 and $8,847,871 as of September 30, 2001 and December 31, 2000, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Foothills when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of October 31, 2001, principal and accrued interest totaling $230,000 and $810,787, respectively, were due. The Managing General Partner proposed an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of October 31, 2001, the Managing General Partner continues to await a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. The Partnership did not receive any distributions from Paradise Foothills during the nine month periods ended September 30, 2001 and 2000, and its aggregate share of income from this Local Partnership was $0 for the nine month periods ended September 30, 2001 and 2000.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The local managing general partner is exploring options to refinance the mortgage loan. As of October 31, 2001, the local managing general partner has not received a commitment for a refinancing.

     The amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at September 30, 2001, will be paid upon the occurrence of specified events, as outlined in the respective Local Partnership's partnership agreement.

                                 Willow Creek II
                                 ---------------

     The Partnership defaulted on its two purchase money notes related to Willow Creek II on January 14, 2001 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,475,000 and $7,583,743, respectively. In September 2001, the Partnership paid off the notes at a discount. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $5,190,030 for financial statement purposes and in cancellation of indebtedness income of $5,190,030 for federal tax purposes in 2001.

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

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   Advances to Local Partnership
     -----------------------------

     Mesa Partners Limited Partnership (The Pointe), which owns apartments located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of September 30, 2001 and December 31, 2000, accrued interest was $334,407 and $316,688, respectively.

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

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the four Local Partnerships in which the Partnership is invested as of September 30, 2001 and 2000, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        For the three months ended        For the nine months ended
                                              September 30,                      September 30,
                                       ---------------------------       --------------------------
                                          2001             2000             2001             2000
                                       ----------       ----------       ----------       ----------
Revenue:
  Rental                               $1,545,730       $1,448,590       $4,633,868       $4,369,317
  Other                                    98,643          104,717          290,335          307,621
                                       ----------       ----------       ----------       ----------

     Total revenue                      1,644,373        1,553,307        4,924,203        4,676,938
                                       ----------       ----------       ----------       ----------

Expenses:
  Operating                               783,543          757,299        2,296,627        2,240,836
  Interest                                507,926          513,072        1,523,779        1,539,221
  Depreciation and amortization           277,160          271,229          831,487          813,691
                                       ----------       ----------       ----------       ----------

     Total expenses                     1,568,629        1,541,600        4,651,893        4,593,748
                                       ----------       ----------       ----------       ----------

Net income                             $   75,744       $   11,707       $  272,310       $   83,190
                                       ==========       ==========       ==========       ==========


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of September 30, 2001 and 2000, the Partnership's share of cumulative losses to date for two and three of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,724,934 and $6,697,888, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $17,180 and $69,012 for the three and nine month periods ended September 30, 2001, respectively, and $13,731 and $60,486 for the three and nine month periods ended September 30, 2000, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,480 and $73,440 for the three and nine month periods ended September 30, 2001, respectively, and $24,483 and $73,447 for the three and nine month periods ended September 30, 2000, respectively.



                                      # # #

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations
          ------------------------------------------------

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,842,849 as of September 30, 2001, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of October 31, 2001, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,317,767 as of September 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to the Paradise Associates, L.P. (Paradise Foothills) property, in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended. In September 2001, the two purchase money notes related to Willow Creek II Limited Partnership (Willow Creek II), in the aggregate principal amount of $1,475,000, were paid off at a discount. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures in 2003. See Note 2.a. of the notes to financial statements contained in Part I, Item 1, hereof, for additional information concerning the Partnership's default on the purchase money note related to Paradise Foothills.

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

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, if these notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both September 30, 2001, and December 31, 2000; accrued interest payable thereon was $75,400 at both September 30, 2001, and December 31, 2000. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month periods ended September 30, 2001 and 2000, cash provided by operating activities was adequate to support operating cash requirements. Cash and cash equivalents decreased during the nine month period ended September 30, 2001, as cash used for payoff of a purchase money note and related interest, and for an additional investment in Sheridan West L.P. (Semper), exceeded net cash provided by operating activities and the receipt of distributions from partnerships.

     The  Managing  General  Partner  currently  intends  to  retain  all of the
Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships, and for operating cash reserves.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three and nine month periods ended September 30, 2001, compared to net loss for the corresponding periods in 2000 primarily due to extraordinary gain from extinguishment of debt related to the discounted payoff of the Willow Creek II purchase money notes, as discussed in the notes to the financial statements. An increase in share of income from partnerships contributed to net income for the nine month period as a result of higher operating income at one property which had previously been excluded due to accumulated unallowable losses. Share of income from partnerships decreased in the three month period ended September 30, 2001 as a result of distribution from one property which had been recognized in income in the 2000 period, but which was excluded from income in the current year due to positive investment basis. Contributing to net income for both periods were a decrease in interest expense due to lower purchase money note balances as a result of the extinguishment of debt and a decrease in general and administrative expenses due to lower costs for annual reporting and lower reimbursed payroll costs. Offsetting the Partnership's increase in net income were a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates in 2001, and an increase in professional fees related to legal and audit fees.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2001 did not include losses of $60,697 and $182,098, respectively, compared to excluded losses of $80,796 and $242,391 for the three and nine month periods ended September 30, 2000, respectively.

     No other significant changes in the Partnership's operations have taken place during this period.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities
        -------------------------------

     See Note 2.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on certain purchase money notes.


Item 5. Other Information
        -----------------

     There is no established market for the purchase and sale of BACs, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

                                  Tender offers
                                  -------------

     On January 26, 2001, Equity Resources Lexington Fund Limited Partnership (Lexington) initiated an unregistered tender offer to purchase up to 994 of the outstanding BAC units at a price of $125 per unit; the offer expired February 26, 2001. On April 23, 2001, Lexington initiated an unregistered tender offer to purchase up to 589 of the outstanding BAC units at a price of $150 per unit; the offer expired May 22, 2001. On June 22, 2001, Lexington initiated an unregistered tender offer to purchase up to 330 of the outstanding BAC units at a price of $225 per unit; the offer expired July 22, 2001. Lexington is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Lexington and do not necessarily represent the fair market value of each BAC.

     On May 14, 2001, Bond Purchase, L.L.C. (Bond Purchase) initiated an unregistered tender offer to purchase up to 1,000 of the outstanding BAC units at a price of $156 per unit; the offer expired June 30, 2001. On October 4, 2001, Bond Purchase initiated an unregistered tender offer to purchase up to 930 of the outstanding BAC units at a price of $247 per unit; the offer expires November 15, 2001. (However, transfers of BAC units due to sales transactions are not being recognized by the Partnership through December 31, 2001; see the final paragraph of this Item 5.) Bond Purchase is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Bond Purchase and do not necessarily represent the fair market value of each BAC.

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

Part II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None

     b. No reports of on Form 8-K were filed with the Commission during the quarter ended September 30, 2001.

     All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CAPITAL REALTY INVESTORS-85 LIMITED
                                PARTNERSHIP
                              --------------------------------------------------
                              (Registrant)

                               by:  C.R.I., Inc.
                                    --------------------------------------------
                                    Managing General Partner




October 31, 2001                    by:  /s/ Michael J. Tuszka
--------------------                     ---------------------------------------
DATE                                     Michael J. Tuszka
                                           Vice President
                                           and Chief Accounting Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)