Form 10KSB
period 2001-12-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2002-03-15
CIK 770895

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

                   For the fiscal year ended December 31, 2001


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

                        BENEFICIAL ASSIGNEE CERTIFICATES


                               ------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $833,020.

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

                        2001 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                           Page


                                     PART I

Item 1.  Business........................................................  I-1
Item 2.  Properties......................................................  I-3
Item 3.  Legal Proceedings...............................................  I-3
Item 4.  Submission of Matters to a Vote of Security Holders.............  I-3


                                     PART II

Item 5.  Market for the Registrant's Beneficial Assignee Certificates
           and Related Partnership Matters .............................. II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... II-3
Item 7.  Financial Statements............................................ II-6
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure........................ II-6


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management   III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits and Reports on Form 8-K................................ III-3

Signatures............................................................... III-5

Financial Statements..................................................... III-7

Exhibit No. 99 b.
  Reports of Other Auditors.............................................. III-22

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in eight Local Partnerships. As of December 31,
2001, the Partnership retained investments in four Local Partnerships. The original objectives of these investments, not necessarily in order of importance, were to:

     (i)  preserve and protect the Partnership's capital;
     (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners may use to offset income from other sources;
     (iii)provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes;
     (iv) provide cash distributions from rental operations; and
     (v) provide cash distributions from sale or refinancing of the Partnership's investments.

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage loans and applicable mortgage insurance and/or entered into construction contracts, and who remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     As of December 31, 2001, the Partnership is the principal limited partner in the four remaining Local Partnerships. As a limited partner, the
Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. An affiliate of the Managing General Partner of the Partnership is also a general partner of the four Local Partnerships.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2001, follows.

                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)


                                              Mortgage
          Name and Location                  Payable at              Financed and/or Insured               Number of
         of Apartment Complex               12/31/01 (2)             and/or Subsidized Under              Rental Units
         --------------------               ------------          ---------------------------------       ------------
         Paradise Foothills                 $ 6,011,943           Beal Bank/HUD Provisional Workout            180
           Phoenix, AZ                                              Agreement

         The Pointe                           7,067,428           Lincoln National Life Company                238
           El Paso, TX

         Semper Village                       8,150,000           SRS Insurance Services, Inc.                 252
           Westminster, CO

         Willow Creek II                      2,542,486           Hartger & Willard Mortgage/                  159
           Kalamazoo, MI                                            Section 221(d)(4) of the
                                                                    National Housing Act
                                            -----------                                                   ------------
           TOTALS 4                         $23,771,857                                                        829
                                            ===========                                                   ============

                                      Units Occupied As                              Average Effective Annual
                                  Percentage of Total Units                                Rental Per Unit
                                      As of December 31,                            for the Years Ended December 31,
                              ----------------------------------      -------------------------------------------------------
 Name and Location
of Apartment Complex          2001   2000    1999    1998   1997        2001        2000        1999        1998       1997
--------------------          ----   ----    ----    ----   ----      --------    --------    --------    --------   --------
Paradise Foothills              96%    99%     94%     95%    97%     $  7,546    $  7,441    $  6,891    $  6,951   $  6,551
 Phoenix, AZ

The Pointe                      92%    90%     91%     95%    97%        7,222       6,935       6,567       6,716      6,594
 El Paso, TX

Semper Village                  89%    94%     96%     96%    99%        8,245       8,220       7,685       7,335      6,974
 Westminster, CO

Willow Creek II                 98%   100%     99%     98%    91%        7,132       6,925       6,713       6,340      6,178
 Kalamazoo, MI
                              ----   ----    ----    ----   ----      --------    --------    --------    --------   --------
  TOTALS(3) 4                   94%    96%     95%     96%    96%     $  7,536    $  7,380    $  6,964    $  6,836   $  6,574
                              ====   ====    ====    ====   ====      ========    ========    ========    ========   ========


(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 2001.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     In January 2001, the Partnership made an additional investment in Sheridan West L.P. which in turn paid off, at a discount, the purchase money notes related to Semper Village. In addition, the Partnership purchased the local general partner's partnership interest and then converted it to a limited partner interest and combined it with the Partnership's existing interest. See
Note 2.b. to the financial statements for further information concerning the payoff and purchase.


ITEM 2. PROPERTIES
        ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-85 Limited Partnership indirectly holds an interest in the real estate owned by the Local Partnerships. See Part I, Item 1, for information concerning these properties.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     There are no material pending legal proceedings to which the Partnership is a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II
                                     -------

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

          On April 5, 2000, Peachtree Partners (Peachtree) mailed an offer letter to BAC holders of the Partnership. The offer letter indicated that Peachtree was willing to offer to purchase outstanding BAC units at a price of $90 per unit; the offer expired in May 2000. On June 8, 2001, Peachtree initiated an unregistered tender offer to purchase a limited number of the outstanding BAC units at a price of $200 per unit; the offer expired July 6, 2001. Peachtree in unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Peachtree and do not necessarily represent the fair market value of each BAC.

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

          On May 14, 2001, Bond Purchase, L.L.C. (Bond Purchase) initiated an unregistered tender offer to purchase up to 1,000 of the outstanding BAC units at a price of $156 per unit; the offer expired June 30, 2001. On October 4, 2001, Bond Purchase initiated an unregistered tender offer to purchase up to 930 of the outstanding BAC units at a price of $247 per unit; the offer expired November 15, 2001. (However, transfers of BAC units due to sales transactions were not being recognized by the Partnership through December 31, 2001; see the final paragraph of Item 5.a.) Bond Purchase is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Bond Purchase and do not necessarily represent the fair market value of each BAC.

          Although previously the Managing General Partner had not expressed any opinion toward any offer for the purchase of BACs such as those described above, on May 25, 2001, and July 9, 2001, the Managing General Partner sent letters to all BAC holders recommending that the May 14 tender offer by Bond Purchase and the June 22 tender offer by Lexington be rejected as inadequate in price.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S BENEFICIAL ASSIGNEE
        -----------------------------------------------
          CERTIFICATES AND RELATED PARTNERSHIP MATTERS - Continued
          --------------------------------------------

          During 2001, a number of investors sold their BAC units in the Partnership to other investors, as a result of unregistered tender offers. If more than five percent of the total outstanding BAC units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through June 27, 2001, the Partnership received sale transfer requests for approximately 4.6% of the outstanding BAC units. Accordingly, to remain within the five percent safe harbor, effective June 27, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of BAC units due to sales transactions were not being recognized by the Partnership between June 28, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002.

     (b) As of March 15, 2002, there were approximately 1,700 registered holders of BACs in the Partnership.

     (c) No distributions were declared or paid by the Partnership during 2001 or 2000.

          The Partnership received distributions of $651,449 and $269,596 from Local Partnerships during 2001 and 2000, respectively.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2001, the Partnership had approximately 1,700 investors who subscribed to a total of 21,158 BACs in the original amount of $21,158,000. The Partnership originally made investments in eight Local Partnerships, of which four remain at December 31, 2001. The Partnership's liquidity, with unrestricted cash resources of $3,774,659 as of December 31, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. The Partnership's remaining obligation with respect to its investment in Local Partnerships of $174,600, excluding purchase money notes and accrued interest, is not in excess of its capital resources. The Partnership paid $575,000, in January 2001, for an additional investment in Semper Village.

     During 2001 and 2000, the Partnership received cash distributions of $651,449 and $269,596, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,518,816 as of December 31, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to the Paradise Associates, L.P. (Paradise Foothills) property, in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended. In September 2001, the two purchase money notes related to Willow Creek II Limited Partnership (Willow Creek II), in the aggregate principal amount of $1,475,000, were paid off at a discount. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures in 2003. See the notes to financial statements for additional information concerning these purchase money notes.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both December 31, 2001 and 2000; accrued interest payable thereon was $75,400 at both December 31, 2001 and 2000. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the years ended December 31, 2001 and 2000, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the year ended December 31, 2001, as cash used for the payoff of a purchase money note and related interest, for an additional investment in Sheridan West L.P. (Semper), and in operating activities, exceeded cash provided by the receipt of distributions from partnerships.

     The  Managing  General  Partner  currently  intends  to  retain  all of the
Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships, and for operating cash reserves. No distributions were declared or paid by the Partnership during 2001 or 2000.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                              Results of Operations
                              ---------------------

2001 versus 2000
----------------

     The Partnership recognized net income for the year ended December 31, 2001, compared to net loss for the year ended December 31, 2000, primarily due to extraordinary gain from extinguishment of debt related to the discounted payoff of the Willow Creek II purchase money notes, as discussed in the notes to the financial statements. An increase in share of income from partnerships contributed to net income for the year as a result of higher operating income at one property which had previously been excluded due to accumulated unallowable losses. Also contributing to net income was a decrease in interest expense due to a lower purchase money note balance as a result of extinguishment of debt. Offsetting the Partnership's increase in net income were a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates in 2001, and increases in general and administrative expenses related to higher reimbursed payroll costs and in professional fees related to audit fees.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2001 and 2000 did not include losses of $233,268 and $219,173, respectively. A distribution of $69,271 received from one Local Partnership during 2000 was offset against the recorded losses because this amount was in excess of the Partnership's investment.

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

     The combined rental revenues of the Partnership's remaining four properties for the five years ended December 31, 2001, follow. Combined rental revenue amounts for 1999 and prior years have been adjusted to reflect property sales and interests transferred during those years.

                                                        For the years ended December 31,
                       ---------------------------------------------------------------------------------------------------
                          2001                  2000                  1999                  1998                  1997
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $ 6,288,903           $ 6,162,373           $ 5,807,508           $ 5,706,270           $ 5,488,217

Annual Percentage
  Increase                            2.1%                  6.1%                  1.8%                  4.0%


                                     PART II
                                     -------

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

William B. Dockser, 65, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 55, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 43, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland. Ms. Campbell has resigned her position effective March 29, 2002.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.



                                      III-1

                                    PART III
                                    --------

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

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding BACs at March 15, 2002.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 15, 2002, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

              Name of                     Amount and Nature         % of total
          Beneficial Owner             of Beneficial Ownership     Units issued
          ----------------             -----------------------     ------------

          William B. Dockser                  Five BACs                0.02%
          H. William Willoughby               None                     0.00%
          All Directors and Officers
            as a Group (3 persons)            Five BACs                0.02%

     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

                                      III-2

                                    PART III
                                    --------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     (a) and (b)

          Transactions with management and others.

          The  Partnership  has no  directors  or  officers.  In  addition,  the
          Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 10 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to financial statements contained in Part III, which contains disclosure of related party transactions, is also incorporated herein by reference.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Index of Exhibits (Listed according to the number assigned in the table in Item 601 of Regulation S-B.)

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

          b. Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-85 Limited Partnership has invested. (This information begins at page III-22.)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                      III-4

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CAPITAL REALTY INVESTORS-85
                               LIMITED PARTNERSHIP
                             ---------------------------------------------------
                             (Registrant)

                             by:  C.R.I., Inc.
                                  ----------------------------------------------
                                  Managing General Partner



March 15, 2002                    by:  /s/ William B. Dockser
---------------------                  -----------------------------------------
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


March 15, 2002                    by:  /s/ H. William Willoughby
--------------------                   -----------------------------------------
DATE                                   H. William Willoughby,
                                          Director, President,
                                          and Secretary




March 15, 2002                    by:  /s/ Michael J. Tuszka
--------------------                   -----------------------------------------
DATE                                   Michael J. Tuszka,
                                         Vice President
                                         and Chief Accounting Officer
                                         (Principal Financial Officer
                                         and Principal Accounting Officer)


                                      III-5

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


To the Partners
Capital Realty Investors-85 Limited Partnership

     We have audited the balance sheets of Capital Realty Investors-85 Limited Partnership (a Maryland limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $552,964 and $177,020 of income in 2001 and 2000, respectively, included in the Partnership's 2001 net income and 2000 net loss, respectively. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-85 Limited Partnership as of December 31, 2001 and 2000 and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                Grant Thornton LLP

Vienna, Virginia
February 28, 2002

                                      III-6

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                                 December 31,
                                                                                        -------------------------------
                                                                                            2001               2000
                                                                                        ------------       ------------
Investments in and advances to partnerships ............................................   $  1,136,970    $    588,661
Cash and cash equivalents ..............................................................      3,774,659       8,501,288
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $122,029 and $114,318, respectively ...............        109,326         117,037
Property purchase costs,
  net of accumulated amortization of $111,339 and $104,380, respectively ...............         97,421         104,381
Other assets ...........................................................................            126           3,444
                                                                                           ------------    ------------

      Total assets .....................................................................   $  5,118,502    $  9,314,811
                                                                                           ============    ============



                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Due on investments in partnerships .....................................................   $  1,047,600    $  2,522,600
Accrued interest payable ...............................................................      1,594,216       8,923,271
Accounts payable and accrued expenses ..................................................         45,537          78,324
                                                                                           ------------    ------------

      Total liabilities ................................................................      2,687,353      11,524,195
                                                                                           ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ...................................................................          2,000           2,000
    Limited Partners ...................................................................     21,202,500      21,202,500
                                                                                           ------------    ------------

                                                                                             21,204,500      21,204,500

  Less:
    Accumulated distributions to partners ..............................................     (4,908,656)     (4,908,656)
    Offering costs .....................................................................     (2,570,535)     (2,570,535)
    Accumulated losses .................................................................    (11,294,160)    (15,934,693)
                                                                                           ------------    ------------

      Total partners' capital (deficit) ................................................      2,431,149      (2,209,384)
                                                                                           ------------    ------------

      Total liabilities and partners' capital (deficit) ................................   $  5,118,502    $  9,314,811
                                                                                           ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                                      III-7

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS



                                                                 For the years ended
                                                                     December 31,
                                                             --------------------------
                                                                2001           2000
                                                             -----------    -----------
Share of income from  partnerships .......................   $   554,218    $   249,289
                                                             -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest .............................................       278,802        508,984
                                                             -----------    -----------

  Expenses:
    Interest .............................................     1,135,975      1,297,549
    General and administrative ...........................       113,206        107,821
    Management fee .......................................        97,920         97,930
    Professional fees ....................................        67,660         64,599
    Amortization of deferred costs .......................        14,671         14,671
                                                             -----------    -----------

                                                               1,429,432      1,582,570
                                                             -----------    -----------

      Total other revenue and expenses ...................    (1,150,630)    (1,073,586)
                                                             -----------    -----------

Loss before extraordinary gain from extinguishment of debt      (596,412)      (824,297)
                                                             -----------    -----------

Extraordinary gain from extinguishment of debt ...........     5,236,945           --
                                                             -----------    -----------

Net income (loss) ........................................   $ 4,640,533    $  (824,297)
                                                             ===========    ===========


Net income (loss) allocated
  to General Partners (1.51%) ............................   $    70,072    $   (12,447)
                                                             ===========    ===========


Net income (loss) allocated
  to Initial and Special Limited Partners (2.49%) ........   $   115,549    $   (20,525)
                                                             ===========    ===========


Net income (loss) allocated
  to BAC holders (96%) ...................................   $ 4,454,912    $  (791,325)
                                                             ===========    ===========


Net income (loss) per BAC based on 21,158 BACs outstanding   $    210.55    $    (37.40)
                                                             ===========    ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL


                                                                        Initial and        Beneficial
                                                                          Special           Assignee
                                                      General             Limited          Certificate
                                                      Partners            Partners          Holders               Total
                                                     ----------         -----------       ------------        ------------
Partners' deficit, January 1, 2000                   $(226,168)         $(373,749)        $  (785,170)        $(1,385,087)

  Net loss                                             (12,447)           (20,525)           (791,325)           (824,297)
                                                     ---------          ---------         -----------         -----------

Partners' deficit, December 31, 2000                 $(238,615)         $(394,274)        $(1,576,495)        $(2,209,384)

  Net income                                            70,072            115,549           4,454,912           4,640,533
                                                     ---------          ---------         -----------         -----------

Partners' (deficit) capital, December 31, 2001       $(168,543)         $(278,725)        $ 2,878,417         $ 2,431,149
                                                     =========          =========         ===========         ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                                      III-9

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                       For the years ended
                                                                                           December 31,
                                                                                   --------------------------
                                                                                      2001            2000
                                                                                   -----------    -----------
Cash flows from operating activities:
  Net income (loss) ............................................................   $ 4,640,533    $  (824,297)

  Adjustments to reconcile  net income  (loss) to net cash provided by operating activities:
    Share of income from partnerships ..........................................      (554,218)      (249,289)
    Amortization of deferred costs .............................................        14,671         14,671
    Extraordinary gain from extinguishment of debt .............................    (5,236,945)          --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ......       (23,625)       (23,626)
      Decrease (increase) in other assets ......................................         3,318         (3,444)
      Payment of purchase money note interest ..................................          --          (17,771)
      Increase in accrued interest payable .....................................     1,135,975      1,297,549
      Decrease in accounts payable and accrued expenses ........................       (32,787)       (48,802)
                                                                                   -----------    -----------

        Net cash (used in) provided by operating activities ....................       (53,078)       144,991
                                                                                   -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................       651,449        269,596
  Additional investment in partnership .........................................      (575,000)          --
                                                                                   -----------    -----------

        Net cash provided by investing activities ..............................        76,449        269,596
                                                                                   -----------    -----------

Cash flows from financing activities:
  Payoff of purchase money note and related interest ...........................    (4,750,000)          --
                                                                                   -----------    -----------

Net (decrease) increase in cash and cash equivalents ...........................    (4,726,629)       414,587

Cash and cash equivalents, beginning of year ...................................     8,501,288      8,086,701
                                                                                   -----------    -----------

Cash and cash equivalents, end of year .........................................   $ 3,774,659    $ 8,501,288
                                                                                   ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................   $ 3,275,000    $    17,771
                                                                                   ===========    ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                                     III-10

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


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

          The Partnership sold 21,200 Beneficial Assignee Certificates (BACs) at $1,000 per BAC through a public offering. The offering period was terminated on July 19, 1986. During 1996, five BACs were abandoned; during 1998, 37 BACs were abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of both December 31, 2001 and 2000, the Partnership's share of the cumulative losses of two of the Local Partnerships exceeded the amount of the Partnership's investment in and advances to those Local Partnerships by $6,776,104 and $6,542,836, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, except as described herein, the excess losses have not been reflected in the accompanying financial statements. As of both December 31, 2001 and 2000, cumulative cash distributions of $1,425,777 had been received from Local Partnerships for which the Partnership's carrying value is zero. These distributions were recorded as increases in the Partnership's share of income from partnerships in the year received.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

                                     III-11

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
     ------------------------------------------

     d.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less.

     e.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of BACs. Such costs were recorded as a reduction of partners' capital when incurred.

     f.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these financial statements.

     g.   Use of estimates
          ----------------

          In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     h.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2001, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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

     i.   New accounting pronouncement
          ----------------------------

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142" or "the Statement"), "Goodwill and Other Intangible Assets," which supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement

                                     III-12

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
     ------------------------------------------

     to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal year 2002, however, earlier application is permitted. The General Partner believes that the adoption of SFAS No. 142 will not have a material impact on the financial position or the results of operations of the Partnership.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
     -------------------------------------------

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2001 and 2000, the Partnership held limited partner interests in four Local Partnerships, which were organized to develop, construct, own, maintain and operate multifamily apartment properties. The remaining amounts due on investments in the Local Partnerships were as follows.

                                                     December 31,
                                            -----------------------------
                                               2001              2000
                                            -----------       -----------

       Due to local general partner:        $   174,600       $   174,600

       Purchase money notes due in:
         1996                                   230,000           230,000
         2001                                        --         1,475,000
         2003                                   643,000           643,000
                                            -----------       -----------

             Subtotal                         1,047,600         2,522,600
                                            -----------       -----------

       Accrued interest payable               1,594,216         8,923,271
                                            -----------       -----------
             Total                          $ 2,641,816       $11,445,871
                                            ===========       ===========


          The amount due to a local general partner, relating to Paradise Associates, L.P. (Paradise Foothills), of $174,600, plus accrued interest of $75,400, will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement. The purchase money notes have stated interest rates ranging from 9% to 10%, compounded annually. The purchase money notes are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to the Paradise Foothills property, in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended, as discussed below. In September 2001, the two purchase money notes related to Willow Creek II Limited Partnership (Willow Creek II), in the aggregate principal amount of $1,475,000, were paid off at a discount, as discussed below. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures in 2003.

          The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no

                                     III-13

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

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

          The  Partnership's  inability  to  pay  certain  purchase  money  note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local
     Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the
     Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, if these notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2001 and 2000 was $1,135,975 and $1,297,549,
     respectively. The accrued interest payable on the purchase money notes of $1,518,816 and $8,847,871 as of December 31, 2001 and 2000, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Paradise Foothills
                               ------------------

          The Partnership defaulted on its purchase money note relating to Paradise Foothills when the note matured on January 30, 1996 and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of March 15, 2002, principal and accrued interest totaling $230,000 and $848,269, respectively, were due. The Managing General Partner proposed an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of March 15, 2002, the Managing General Partner continues to await a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. The Partnership did not receive any distributions from Paradise Foothills during the years ended December 31, 2001 and 2000, and its aggregate share of income from this Local Partnership was $0 for the years ended December 31, 2001 and 2000.

                                     III-14

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

          The local managing general partner is exploring options to refinance the mortgage loan. As of March 15, 2002, the local managing general partner has not received a commitment for a refinancing.

          The amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at December 31, 2001, will be paid upon the occurrence of specified events, as outlined in the respective Local Partnership's partnership agreement.

                                 Willow Creek II
                                 ---------------

          The Partnership defaulted on its two purchase money notes related to Willow Creek II on January 14, 2001 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,475,000 and $7,583,743, respectively. In September 2001, the Partnership paid off the notes at a discount. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $5,190,030 for financial statement purposes and in cancellation of indebtedness income of $5,190,030 for federal tax purposes in 2001.

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

     c.   Advance to Local Partnership
          ----------------------------

          Mesa Partners Limited Partnership (The Pointe), which owns apartments located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of December 31, 2001 and December 31, 2000, accrued interest was $340,313 and $316,688, respectively.

                                     III-15

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     d.   Property matter
          ---------------

          The local managing general partner of The Pointe received a default notice on May 25, 2001, with respect to a subordinate note which is secured by the economic interests of the partners in The Pointe. The alleged default relates to monthly debt service payments out of surplus cash, and the alleged overfunding of the replacement reserve account. The Local Partnership resumed debt service payments in June, and there has been no action by the subordinate noteholder since then.

     e.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 98.99% to 99.00% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. Affiliates of the Managing General Partner of the Partnership are also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2001 and 2000, the Partnership received cash distributions from rental operations of the Local Partnerships of $651,449 and $269,596, respectively. As of both December 31, 2001 and 2000, two of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amount of $221,996 and $383,399, respectively, which may be available for distribution in accordance with the respective Agencies' regulations.

          Upon sale or refinancing of a property owned by a Local Partnership, or upon the liquidation of a Local Partnership, the proceeds from such sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of (i) all debts and liabilities of the Local Partnership and certain other items, (ii) the Partnership's capital contributions plus certain specified amounts as outlined in each partnership agreement, and (iii) certain special distributions to general partners and related entities of the Local Partnership.

                                     III-16

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     f.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership is invested as of December 31, 2001 and 2000, follow.

                             COMBINED BALANCE SHEETS

                                                                                        December 31,
                                                                                ----------------------------
                                                                                   2001             2000
                                                                                -----------      -----------
          Rental property, at cost, net of accumulated depreciation
            of $19,081,207 and $18,059,007, respectively                        $12,015,768      $12,795,672
          Land                                                                    4,078,361        4,078,361
          Other assets                                                            4,171,947        4,044,887
                                                                                -----------      -----------

                Total assets                                                    $20,266,076      $20,918,920
                                                                                ===========      ===========


          Mortgage notes payable                                                $23,771,857      $24,022,993
          Due to general partners                                                 2,837,100        3,341,974
          Other liabilities                                                       2,661,813        2,799,670
                                                                                -----------      -----------

                Total liabilities                                                29,270,770       30,164,637

          Partners' deficit                                                      (9,004,694)      (9,245,717)
                                                                                -----------      -----------

                Total liabilities and partners' deficit                         $20,266,076      $20,918,920
                                                                                ===========      ===========


                        COMBINED STATEMENTS OF OPERATIONS

                                                                                     For the years ended
                                                                                        December 31,
                                                                                ----------------------------
                                                                                   2001             2000
                                                                                -----------      -----------
          Revenue:
            Rental                                                              $ 6,288,903      $ 6,162,373
            Interest                                                                 90,451          126,284
            Other                                                                   339,757          256,361
                                                                                -----------      -----------

               Total revenue                                                      6,719,111        6,545,018
                                                                                -----------      -----------

          Expenses:
            Operating                                                             3,274,423        3,099,476
            Interest                                                              1,985,962        2,031,704
            Depreciation                                                          1,080,932        1,053,767
            Amortization                                                             54,882           54,883
                                                                                -----------      -----------

               Total expenses                                                     6,396,199        6,239,830
                                                                                -----------      -----------

          Net income                                                            $   322,912      $   305,188
                                                                                ===========      ===========

                                     III-17

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

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

                                                                               For the years ended
                                                                                   December 31,
                                                                           --------------------------
                                                                             2001               2000
                                                                           ---------         ---------
          Financial statement net income                                   $ 322,912         $ 305,188

          Adjustments:
            Additional tax depreciation using accelerated methods,
              net of depreciation on construction period expenses
              capitalized for financial statement purposes                  (203,636)         (204,065)

            Amortization for financial statement purposes
              not deducted for income tax purposes                             7,223             7,223

            Miscellaneous, net                                                32,961             8,036
                                                                           ---------         ---------

          Taxable income                                                   $ 159,460         $ 116,382
                                                                           =========         =========


3.   RELATED PARTY TRANSACTIONS
     --------------------------

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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2001 and 2000, the Partnership paid $89,137 and $76,266, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $97,920 and $97,930 for the years ended December 31, 2001 and 2000, respectively.

                                     III-18

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued
     --------------------------

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


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS
     -------------------------------------------------

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

                                     III-19

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued
     -------------------------------------------------

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

     The Partnership's cash available for distribution, as defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, was approximately $627,840 and $466,800 for the years ended December 31, 2001 and 2000, respectively. No distribution was declared or paid by the Partnership during 2001 or 2000. The Managing General Partner has reserved all of the Partnership's undistributed cash for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to Local Partnerships.



                                     III-20

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT
     -------------------------------------------------------
       NET INCOME (LOSS) TO TAXABLE INCOME (LOSS)
       ------------------------------------------

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

                                                                                For the years ended
                                                                                     December 31,
                                                                           ----------------------------
                                                                               2001              2000
                                                                           -----------       -----------
Financial statement net income (loss)                                      $ 4,640,533       $  (824,297)

Adjustments:
  Differences between financial statement net income (loss)
    and taxable income (loss) related to the Partnership's
    equity in the Local Partnerships' income                                  (361,855)          (31,498)

  Differences in amortization of
    acquisition costs and property purchase costs                                1,229           (12,894)

  Miscellaneous, net                                                             2,248                --
                                                                           -----------       -----------

Taxable income (loss)                                                      $ 4,282,155       $  (868,689)
                                                                           ===========       ===========

                                      # # #







                                     III-21

                                EXHIBIT No. 99 b.
                                -----------------

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-85 Limited Partnership has invested.



                                     III-22