Form 10QSB
period 2002-03-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2002-04-25
CIK 770895

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

                  For the quarterly period ended March 31, 2002


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002



                                                                          Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Balance Sheets
              - March 31, 2002 and December 31, 2001....................     1

           Statements of Operations and Accumulated Losses
              - for the three months ended March 31, 2002 and 2001 .....     2

           Statements of Cash Flows
              - for the three months ended March 31, 2002 and 2001......     3

           Notes to  Financial Statements
              - March 31, 2002 and 2001.................................     4

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     8



Part II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities..............................    10

Item 5.    Other Information............................................    10

Item 6.    Exhibits and Reports on Form 8-K.............................    11

Signature     ..........................................................    12

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                       March 31,      December 31,
                                                                                          2002           2001
                                                                                      ------------    -----------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $  1,148,444    $  1,136,970
Cash and cash equivalents .........................................................      3,837,139       3,774,659
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $123,957 and $122,029, respectively ..........        107,398         109,326
Property purchase costs,
  net of accumulated amortization of $113,079 and $111,339 respectively ...........         95,682          97,421
Other assets ......................................................................            413             126
                                                                                      ------------    ------------

      Total assets ................................................................   $  5,189,076    $  5,118,502
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ................................................   $  1,047,600    $  1,047,600
Accrued interest payable ..........................................................      1,650,674       1,594,216
Accounts payable and accrued expenses .............................................         40,420          45,537
                                                                                      ------------    ------------

      Total liabilities ...........................................................      2,738,694       2,687,353
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................     (4,908,656)     (4,908,656)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................    (11,274,927)    (11,294,160)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      2,450,382       2,431,149
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,189,076    $  5,118,502
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                               For the three months ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                  2002            2001
                                                                              ------------    ------------
Share of income from partnerships .........................................   $    138,243    $    130,829
                                                                              ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ..............................................................         17,631         107,057
                                                                              ------------    ------------


  Expenses:
    Interest ..............................................................         56,458         366,938
    General and administrative ............................................         33,785          36,097
    Management fee ........................................................         24,480          24,480
    Professional fees .....................................................         18,250          17,138
    Amortization of deferred costs ........................................          3,668           3,668
                                                                              ------------    ------------

                                                                                   136,641         448,321
                                                                              ------------    ------------

      Total other revenue and expenses ....................................       (119,010)       (341,264)
                                                                              ------------    ------------

Income (loss) before extraordinary gain from extinguishment of debt .......         19,233        (210,435)

Extraordinary gain from extinguishment of debt ............................           --            46,915
                                                                              ------------    ------------

Net income (loss) .........................................................         19,233        (163,520)

Accumulated losses, beginning of period ...................................    (11,294,160)    (15,934,693)
                                                                              ------------    ------------

Accumulated losses, end of period .........................................   $(11,274,927)   $(16,098,213)
                                                                              ============    ============



Net income (loss) allocated to General Partners (1.51%) ...................   $        290    $     (2,469)
                                                                              ============    ============


Net income (loss) allocated to Initial and Special Limited Partners (2.49%)   $        479    $     (4,072)
                                                                              ============    ============


Net income (loss) allocated to BAC Holders (96%) ..........................   $     18,464    $   (156,979)
                                                                              ============    ============


Net income (loss) per BAC based on 21,158 BACs outstanding ................   $       0.87    $      (7.42)
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                             For the three months ended
                                                                                       March 31,
                                                                             --------------------------
                                                                                2002            2001
                                                                             -----------    -----------
Cash flows from operating activities:
  Net income (loss) ......................................................   $    19,233    $  (163,520)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships ....................................      (138,243)      (130,829)
    Amortization of deferred costs .......................................         3,668          3,668
    Extraordinary gain from extinguishment of debt .......................          --          (46,915)

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships         (5,907)        (5,906)
      (Increase) decrease in other assets ................................          (287)         1,372
      Increase in accrued interest payable ...............................        56,458        366,938
      Decrease in accounts payable and accrued expenses ..................        (5,117)       (32,611)
                                                                             -----------    -----------

        Net cash used in operating activities ............................       (70,195)        (7,803)
                                                                             -----------    -----------


Cash flows from investing activities:
  Receipt of distributions from partnerships .............................       132,675            510
  Additional investment in partnership ...................................          --         (575,000)
                                                                             -----------    -----------

        Net cash provided by (used in) investing activities ..............       132,675       (574,490)
                                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents .....................        62,480       (582,293)

Cash and cash equivalents, beginning of period ...........................     3,774,659      8,501,288
                                                                             -----------    -----------

Cash and cash equivalents, end of period .................................   $ 3,837,139    $ 7,918,995
                                                                             ===========    ===========


                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of March 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the interim period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2001.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
     -------------------------------------------

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,575,274 as of March 31, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to Paradise Associates, L.P. (Paradise Foothills), in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended, as discussed below. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures in 2003.

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

     The Partnership's inability to pay certain purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2002 and 2001 was $56,458 and $366,938, respectively. The accrued interest payable on the purchase money notes of $1,575,274 and $1,518,816 as of March 31, 2002 and December 31, 2001,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Foothills when the note matured on January 30, 1996, and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of April 25, 2002, principal and accrued interest totaling $230,000 and $860,141, respectively, were due. The Managing General Partner proposed an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of April 25, 2002, the Managing General Partner continues to await a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. The Partnership did not receive any distributions from Paradise Foothills during the three month periods ended March 31, 2002 and 2001, nor was there any income or loss from the Local Partnership included in share of income from partnerships in the statements of operations for the periods then ended.

     The local managing general partner is exploring options to refinance the mortgage loan. As of April 25, 2002, the local managing general partner has not received a commitment for a refinancing.

     The amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at March 31, 2002, will be paid upon the occurrence of specified events, as outlined in the Local Partnership's partnership agreement.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

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

c.   Advance to Local Partnership
     ----------------------------

     Mesa Partners Limited Partnership (The Pointe), which owns apartments located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of March 31, 2002 and December 31, 2001, accrued interest was $346,220 and $340,313, respectively.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of March 31, 2002 and 2001, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)



                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the three months ended
                                                            March 31,
                                                  ---------------------------
                                                     2002             2001
                                                  -----------      -----------

          Revenue:
            Rental                                $ 1,572,227      $ 1,540,595
            Other                                     107,553           95,661
                                                  -----------      -----------

              Total revenue                         1,679,780        1,636,256
                                                  -----------      -----------

          Expenses:
            Operating                                 818,606          774,869
            Interest                                  496,491          507,926
            Depreciation and amortization             283,954          277,163
                                                  -----------      -----------

              Total expenses                        1,599,051        1,559,958
                                                  -----------      -----------

          Net income                              $    80,729      $    76,298
                                                  ===========      ===========


     As of March 31, 2002 and 2001, the Partnership's share of cumulative losses to date for two of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,840,328 and $6,603,533, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS
     --------------------------

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $25,736 and $30,590 for the three month periods ended March 31, 2002 and 2001, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,480 for each of the three month periods ended March 31, 2002 and 2001.




                                      # # #

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations
          ------------------------------------------------


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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,837,139 as of March 31, 2002, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of April 25, 2002, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,575,274 as of March 31, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to Paradise Associates, L.P. (Paradise Foothills), in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures in 2003. See Note 2.a. of the notes to financial statements contained in Part I, Item 1, hereof, for additional information concerning purchase money notes.

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

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local
Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

Part I. FINANCIAL INFORMATION
        ---------------------

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

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both March 31, 2002 and 2001; accrued interest payable thereon was $75,400 at both March 31, 2002 and 2001. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2002, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements; for the three month period ended March 31, 2001, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents increased during the three month period ended March 31, 2002, as the receipt of distributions from Local Partnerships exceeded net cash used in operating activities.

     The  Managing  General  Partner  currently  intends  to  retain  all of the
Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships, and for operating cash reserves. No distributions were declared or paid by the Partnership during the three month period ended March 31, 2002.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three month period ended March 31, 2002, as compared to net loss for the corresponding period in 2001 primarily due to a decrease in interest expense related to the payoff of a purchase money note in 2001. Contributing to net income were an increase in share of income from partnerships due to higher income at one property, and to lower general and administrative expenses. Partially offsetting the increase in the Partnership's net income were a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates in 2002, and a decrease in extraordinary gain from extinguishment of debt.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2002 and 2001 did not include losses of $64,224 and $60,697, respectively.

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


Item 5. Other Information
        -----------------

     There is no established market for the purchase and sale of Beneficial Assignee Certificates (BACs), although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

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

     On May 14, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase up to 1,000 of the outstanding BAC units at a price of $156 per unit; the offer expired June 30, 2001. On October 4, 2001, Bond initiated an unregistered tender offer to purchase up to 930 of the outstanding BAC units at a price of $247 per unit; the offer expired November 15, 2001. Bond is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Bond and do not necessarily represent the fair market value of each BAC.

     Although previously the Managing General Partner had not expressed any opinion toward any offer for the purchase of BACs such as those described above, on May 25, 2001, and July 9, 2001, the Managing General Partner sent letters to all BAC holders recommending that the May 14 tender offer by Bond and the June 22 tender offer by Lexington be rejected as inadequate in price.

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

     During 2001, a number of investors sold their BAC units in the Partnership to other investors, as a result of unregistered tender offers. If more than five percent of the total outstanding BAC units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through June 27, 2001, the Partnership received sale transfer requests for approximately 4.6% of the outstanding BAC units. Accordingly, to remain within the five percent safe harbor, effective June 27, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of BAC units due to sales transactions were not being recognized by the Partnership between June 28, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. For the calendar

Part II. OTHER INFORMATION
         -----------------
Item 5. Other Information - Continued
        -----------------


year 2002 to April 25, 2002, BAC units transferred have not exceeded 4.9% of the total outstanding BACs, therefore, the Partnership has not halted recognition of transfers.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None

     b. No reports of on Form 8-K were filed with the Commission during the quarter ended March 31, 2002.

     All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          CAPITAL REALTY INVESTORS-85 LIMITED
                            PARTNERSHIP
                          ------------------------------------------------------
                          (Registrant)

                          by:  C.R.I., Inc.
                               -------------------------------------------------
                               Managing General Partner




April 25, 2002                 by:  /s/ Michael J. Tuszka
------------------                  --------------------------------------------
DATE                                Michael J. Tuszka
                                      Vice President
                                      and Chief Accounting Officer
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)