Form 10QSB
period 2002-06-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2002-08-09
CIK 770895

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

                  For the quarterly period ended June 30, 2002


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2002



                                                                          Page


Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets
          - June 30, 2002 and December 31, 2001.........................   1

        Statements of Operations and Accumulated Losses
          - for the three and six months ended June 30, 2002 and 2001 ..   2

        Statements of Cash Flows
          - for the six months ended June 30, 2002 and 2001.............   3

        Notes to  Financial Statements
          - June 30, 2002 and 2001......................................   4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   9



Part II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.................................. 11

Item 5. Other Information................................................ 11

Item 6. Exhibits and Reports on Form 8-K................................. 12

Certification of Periodic Financial Report............................... 13

Signature ............................................................... 14

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                       June 30,      December 31,
                                                                                         2002            2001
                                                                                      -----------     -----------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $    992,847    $  1,136,970
Cash and cash equivalents .........................................................      3,930,368       3,774,659
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $125,885 and $122,029, respectively ..........        105,470         109,326
Property purchase costs,
  net of accumulated amortization of $114,819 and $111,339 respectively ...........         93,942          97,421
Other assets ......................................................................            447             126
                                                                                      ------------    ------------

      Total assets ................................................................   $  5,123,074    $  5,118,502
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ................................................   $  1,047,600    $  1,047,600
Accrued interest payable ..........................................................      1,707,132       1,594,216
Accounts payable and accrued expenses .............................................         51,046          45,537
                                                                                      ------------    ------------

      Total liabilities ...........................................................      2,805,778       2,687,353
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................     (4,908,656)     (4,908,656)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................    (11,408,013)    (11,294,160)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      2,317,296       2,431,149
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,123,074    $  5,118,502
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended       For the six months ended
                                                               June 30,                       June 30,
                                                    ----------------------------    -----------------------------
                                                        2002            2001            2002            2001
                                                    ------------    ------------    ------------    ------------
Share of income from partnerships ...............   $    (18,943)   $    174,106    $    119,300    $    304,935
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................         18,421          82,350          36,052         189,406
    Gain from extinguishment of debt ............           --              --              --            46,915
                                                    ------------    ------------    ------------    ------------

                                                          18,421          82,350          36,052         236,321
                                                    ------------    ------------    ------------    ------------

  Expenses:
    Interest ....................................         56,458         366,938         112,916         733,876
    General and administrative ..................         29,708          32,878          63,494          68,975
    Management fee ..............................         24,480          24,480          48,960          48,960
    Professional fees ...........................         18,250          17,137          36,500          34,275
    Amortization of deferred costs ..............          3,668           3,668           7,335           7,335
                                                    ------------    ------------    ------------    ------------

                                                         132,564         445,101         269,205         893,421
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (114,143)       (362,751)       (233,153)       (657,100)
                                                    ------------    ------------    ------------    ------------

Net loss ........................................       (133,086)       (188,645)       (113,853)       (352,165)

Accumulated losses, beginning of period .........    (11,274,927)    (16,098,213)    (11,294,160)    (15,934,693)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(11,408,013)   $(16,286,858)   $(11,408,013)   $(16,286,858)
                                                    ============    ============    ============    ============


Net loss allocated
  to General Partners (1.51%) ...................   $     (2,010)   $     (2,849)   $     (1,719)   $     (5,318)
                                                    ============    ============    ============    ============

Net loss allocated
  to Initial and Special Limited Partners (2.49%)   $     (3,314)   $     (4,697)   $     (2,835)   $     (8,769)
                                                    ============    ============    ============    ============

Net loss allocated
  to BAC Holders (96%) ..........................   $   (127,762)   $   (181,099)   $   (109,299)   $   (338,078)
                                                    ============    ============    ============    ============

Net loss per BAC
  based on 21,158 BACs outstanding ..............   $      (6.04)   $      (8.56)   $      (5.17)   $     (15.98)
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    For the six months ended
                                                                                             June 30,
                                                                                   --------------------------
                                                                                       2002           2001
                                                                                   ------------   -----------
Cash flows from operating activities:
  Net loss .....................................................................   $  (113,853)   $  (352,165)

  Adjustments to reconcile  net loss to net cash (used in) provided by operating activities:
    Share of income from partnerships ..........................................      (119,300)      (304,935)
    Gain from extinguishment of debt ...........................................          --          (46,915)
    Amortization of deferred costs .............................................         7,335          7,335

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ......       (11,813)       (11,813)
      (Increase) decrease in other assets ......................................          (321)         1,903
      Increase in accrued interest payable .....................................       112,916        733,876
      Increase (decrease) in accounts payable and accrued expenses .............         5,509        (17,026)
                                                                                   -----------    -----------

        Net cash (used in) provided by operating activities ....................      (119,527)        10,260
                                                                                   -----------    -----------


Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................       275,236        375,720
  Additional investment in partnership .........................................          --         (575,000)
                                                                                   -----------    -----------

        Net cash provided by (used in) investing activities ....................       275,236       (199,280)
                                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents ...........................       155,709       (189,020)

Cash and cash equivalents, beginning of period .................................     3,774,659      8,501,288
                                                                                   -----------    -----------

Cash and cash equivalents, end of period .......................................   $ 3,930,368    $ 8,312,268
                                                                                   ===========    ===========


                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the interim periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (the Statement), "Recission of FASB
Statements  No.  4, 44,  and 64,  ...."  The  Statement  rescinds  Statement  of
Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Accordingly, gains from extinguishment of debt previously reported as extraordinary for the three months ended March 31, 2001, have been reclassified in the accompanying statements of operations to conform to the presentation required by the Statement.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,631,732 as of June 30, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to Paradise Associates, L.P. (Paradise Foothills), in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended, as discussed below. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures June 30, 2003.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

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

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2002 was $56,458 and $112,916, respectively, and $366,938 and $733,876 for the three and six month periods ended June 30, 2001, respectively. The accrued interest payable on the purchase money notes of $1,631,732 and $1,518,816 as of June 30, 2002 and December 31, 2001, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Foothills when the note matured on January 30, 1996, and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of August 9, 2002, principal and accrued interest totaling $230,000 and $888,516, respectively, were due. The Managing General Partner proposed an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of August 9, 2002, the Managing General Partner continues to await a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. The Partnership did not receive any distributions from Paradise Foothills during the six month periods ended June 30, 2002 and 2001, nor was there any income or loss from the Local Partnership included in share of income from partnerships in the statements of operations for the periods then ended. The local managing general partner is exploring options to refinance the mortgage loan. As of August 9, 2002, the local managing general partner has not received a commitment for a refinancing.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


     The amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at June 30, 2002, will be paid upon the occurrence of specified events, as outlined in the Local Partnership's partnership agreement.

                                 Willow Creek II
                                 ---------------

     The Partnership defaulted on its two purchase money notes related to Willow Creek II on January 14, 2001 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,475,000 and $7,583,743, respectively. In September 2001, the Partnership paid off the notes at a discount. The discounted payoff resulted in gain from extinguishment of debt of $5,190,030 for financial statement purposes and in cancellation of indebtedness income of $5,190,030 for federal tax purposes in 2001.

b.   Additional investment in Local Partnership
     ------------------------------------------

     The Partnership has an investment in Sheridan West L.P. (Semper), the Local Partnership which owns Semper Village Apartments in Westminster, Colorado. The Local Partnership, in turn, was the maker of two purchase money notes related to the acquisition of the property. The security for these two purchase money notes included the Partnership's limited partner interest in Semper. In conjunction with the discounted payoff of these two purchase money notes, in December 2000, the Partnership agreed to make an additional investment in Semper in the amount of $574,000, which amount was disbursed to Semper in January 2001. Semper, in turn, paid off the two purchase money notes at a discount in January 2001. The discounted payoff of the purchase money notes resulted in gain from extinguishment of debt of $46,915 for financial statement purposes in 2001.

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

c.   Advance to Local Partnership
     ----------------------------

     Mesa Partners Limited Partnership (The Pointe), which owns apartments located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of June 30, 2002 and December 31, 2001, accrued interest was $352,126 and $340,313, respectively.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of June 30, 2002 and 2001, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                 For the three months ended         For the six months ended
                                                           June 30,                          June 30,
                                                 --------------------------        --------------------------
                                                    2002             2001             2002             2001
                                                 ----------       ----------       ----------       ----------
          Revenue:
            Rental                               $1,461,880       $1,547,543       $3,034,107       $3,088,138
            Other                                    47,835           96,031          155,388          191,692
                                                 ----------       ----------       ----------       ----------

               Total revenue                      1,509,715        1,643,574        3,189,495        3,279,830
                                                 ----------       ----------       ----------       ----------

          Expenses:
            Operating                               810,641          738,215        1,629,247        1,513,084
            Interest                                495,522          507,927          992,013        1,015,853
            Depreciation and amortization           281,592          277,164          565,546          554,327
                                                 ----------       ----------       ----------       ----------

               Total expenses                     1,587,755        1,523,306        3,186,806        3,083,264
                                                 ----------       ----------       ----------       ----------

          Net (loss) income                      $  (78,040)      $  120,268       $    2,689       $  196,566
                                                 ==========       ==========       ==========       ==========


     As of June 30, 2002 and 2001, the Partnership's share of cumulative losses to date for two of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,904,553 and $6,664,237, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $19,114 and $44,850 for the three and six month periods ended June 30, 2002, respectively, and $21,241 and $51,831 for the three and six month periods ended June 30, 2001, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,480 for each of the three month periods ended June 30, 2002 and 2001, and $48,960 for each of the six month periods ended June 30, 2002 and 2001.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,930,368 as of June 30, 2002, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 9, 2002, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,631,732 as of June 30, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to Paradise Associates, L.P. (Paradise Foothills), in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures June 30, 2003. See Note 2.a. of the notes to financial statements contained in Part I,
Item 1, hereof, for additional information concerning purchase money notes.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both June 30, 2002 and 2001; accrued interest payable thereon was $75,400 at both June 30, 2002 and 2001. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2002, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements; for the six month period ended June 30, 2001, operating activities provided positive cash flow. Cash and cash equivalents increased during the six month period ended June 30, 2002, as the receipt of distributions from Local Partnerships exceeded net cash used in operating activities.

     The  Managing  General  Partner  currently  intends  to  retain  all of the
Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships, and for operating cash reserves. No distributions were declared or paid by the Partnership during the six month period ended June 30, 2002.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three and six month periods ended June 30, 2002 decreased from the corresponding periods in 2001 primarily due to a decrease in interest expense related to the payoff of a purchase money note in 2001. Contributing to the decrease in the Partnership's net loss were lower general and administrative expenses due to lower printing and mailing expenses and lower reimbursed payroll costs. Partially offsetting the decrease in loss were a decrease in share of income from partnerships generally due to a decrease in rental income and an increase in operating expenses at one property, a decrease in interest revenue due to lower cash and cash equivalents balances, and lower interest rates, in 2002 and an increase in professional fees due to higher audit costs. Partially offsetting the Partnership's loss for the six month period ended June 30, 2001, was a gain from extinguishment of debt related to Sheridan West L.P. (Semper).

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2002 did not include losses of $64,225 and $128,449, respectively, compared to excluded losses of $60,704 and $121,401 for the three and six month periods ended June 30, 2001, respectively.

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2002.

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

     During 2001, a number of investors sold their BAC units in the Partnership to other investors, as a result of unregistered tender offers. If more than five percent of the total outstanding BAC units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through June 27, 2001, the Partnership received sale transfer requests for approximately 4.6% of the total outstanding BAC units. Accordingly, to remain within the five percent safe harbor, effective June 27, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of BAC units due to sales transactions were not being recognized by the Partnership between June 28, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. For the calendar year 2002 to August

Part II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------


9, 2002, BAC units transferred have not exceeded 4.9% of the total outstanding BACs; therefore, the Partnership has not halted recognition of transfers.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None

     b. No reports of on Form 8-K were filed with the Commission during the quarter ended June 30, 2002.

All other Items are not applicable.

                   CERTIFICATION OF PERIODIC FINANCIAL REPORT
                       Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, we, the undersigned, certify that, to the best or knowledge, this periodic report of CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP, filed on Form 10-QSB for the quarterly period ended June 30, 2002, and containing the financial statements, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                           CAPITAL REALTY INVESTORS-85
                             LIMITED PARTNERSHIP
                           -----------------------------------------------------
                           (Issuer)

                           by:  C.R.I., Inc.
                                ------------------------------------------------
                                Managing General Partner



August 9, 2002                  by:  /s/ William B. Dockser
--------------                       -------------------------------------------
DATE                                 William B. Dockser,
                                       Director, Chairman of the Board,
                                       and Treasurer
                                       (Principal Executive Officer)




August 9, 2002                   by:  /s/ Michael J. Tuszka
--------------                        ------------------------------------------
DATE                                  Michael J. Tuszka,
                                        Vice President
                                        and Chief Accounting Officer
                                        (Principal Financial Officer)


     This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

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



                              CAPITAL REALTY INVESTORS-85 LIMITED
                                PARTNERSHIP
                              --------------------------------------------------
                              (Registrant)

                              by:  C.R.I., Inc.
                                   ---------------------------------------------
                                   Managing General Partner




August 9, 2002                     by:  /s/ Michael J. Tuszka
------------------                      ----------------------------------------
DATE                                    Michael J. Tuszka
                                          Vice President
                                          and Chief Accounting Officer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)