Form 10QSB
period 2002-09-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2002-11-01
CIK 770895

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets
          - September 30, 2002 and December 31, 2001.......................  1

        Statements of Operations and Accumulated Losses
          - for the three and nine months ended September 30, 2002
            and 2001 ......................................................  2

        Statements of Cash Flows
          - for the nine months ended September 30, 2002 and 2001..........  3

        Notes to  Financial Statements
          - September 30, 2002 and 2001....................................  4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  9

Item 3. Controls and Procedures............................................  11


PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities....................................  11

Item 5. Other Information..................................................  11

Item 6. Exhibits and Reports on Form 8-K...................................  12

Signature..................................................................  13

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350......  14

PART I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2002           2001
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  1,238,445    $  1,136,970
Cash and cash equivalents .........................................................      3,875,992       3,774,659
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $127,813 and $122,029, respectively ..........        103,542         109,326
Property purchase costs,
  net of accumulated amortization of $116,558 and $111,339 respectively ...........         92,202          97,421
Other assets ......................................................................            152             126
                                                                                      ------------    ------------

      Total assets ................................................................   $  5,310,333    $  5,118,502
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ................................................   $  1,047,600    $  1,047,600
Accrued interest payable ..........................................................      1,763,591       1,594,216
Accounts payable and accrued expenses .............................................         60,141          45,537
                                                                                      ------------    ------------

      Total liabilities ...........................................................      2,871,332       2,687,353
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................     (4,908,656)     (4,908,656)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................    (11,286,308)    (11,294,160)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      2,439,001       2,431,149
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,310,333    $  5,118,502
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

PART I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended       For the nine months ended
                                                            September 30,                   September 30,
                                                    ----------------------------    ----------------------------
                                                        2002            2001            2002            2001
                                                    ------------    ------------    ------------    ------------
Share of income from partnerships ...............   $    239,692    $    129,782    $    358,991    $    434,717
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................         18,558          67,564          54,610         256,971
    Gain from extinguishment of debt ............           --         5,190,030            --         5,236,945
                                                    ------------    ------------    ------------    ------------

                                                          18,558       5,257,594          54,610       5,493,916
                                                    ------------    ------------    ------------    ------------

  Expenses:
    Interest ....................................         56,459         201,050         169,375         934,926
    General and administrative ..................         33,688          29,236          97,181          98,212
    Management fee ..............................         24,480          24,480          73,440          73,440
    Professional fees ...........................         18,250          17,138          54,750          51,413
    Amortization of deferred costs ..............          3,668           3,668          11,003          11,003
                                                    ------------    ------------    ------------    ------------

                                                         136,545         275,572         405,749       1,168,994
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (117,987)      4,982,022        (351,139)      4,324,922
                                                    ------------    ------------    ------------    ------------

Net income ......................................        121,705       5,111,804           7,852       4,759,639

Accumulated losses, beginning of period .........    (11,408,013)    (16,286,858)    (11,294,160)    (15,934,693)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(11,286,308)   $(11,175,054)   $(11,286,308)   $(11,175,054)
                                                    ============    ============    ============    ============


Net income allocated
  to General Partners (1.51%) ...................   $      1,838    $     77,188    $        119    $     71,871
                                                    ============    ============    ============    ============

Net income allocated
  to Initial and Special Limited Partners (2.49%)   $      3,030    $    127,284    $        196    $    118,515
                                                    ============    ============    ============    ============

Net income allocated to BAC Holders (96%) .......   $    116,837    $  4,907,332    $      7,538    $  4,569,253
                                                    ============    ============    ============    ============

Net income per BAC,
  based on 21,158 BACs outstanding ..............   $       5.52    $     231.94    $       0.36    $     215.96
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

PART I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                   --------------------------
                                                                                      2002            2001
                                                                                   ----------     -----------
Cash flows from operating activities:
  Net income ...................................................................   $     7,852    $ 4,759,639

  Adjustments  to  reconcile  net  income  to net cash  (used  in)  provided  by operating activities:
    Share of income from partnerships ..........................................      (358,991)      (434,717)
    Gain from extinguishment of debt ...........................................          --       (5,236.945)
    Amortization of deferred costs .............................................        11,003         11,003

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ......       (17,719)       (17,719)
      (Increase) decrease in other assets ......................................           (26)         2,618
      Increase in accrued interest payable .....................................       169,375        934,926
      Increase (decrease) in accounts payable and accrued expenses .............        14,604         (3,182)
                                                                                   -----------    -----------

        Net cash (used in) provided by operating activities ....................      (173,902)        15,623
                                                                                   -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................       275,235        650,938
  Additional investment in partnership .........................................          --         (575,000)
                                                                                   -----------    -----------

        Net cash provided by investing activities ..............................       275,235         75,938
                                                                                   -----------    -----------

Cash flow used in financing activities:
  Payoff of purchase money note and related interest ...........................          --       (4,750,000)
                                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents ...........................       101,333     (4,658,439)

Cash and cash equivalents, beginning of period .................................     3,774,659      8,501,288
                                                                                   -----------    -----------

Cash and cash equivalents, end of period .......................................   $ 3,875,992    $ 3,842,849
                                                                                   ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................   $      --      $ 3,275,000
                                                                                   ===========    ===========


                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the interim period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,688,191 as of September 30, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to Paradise Associates, L.P. (Paradise Foothills), in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended, as discussed below. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures June 30, 2003.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

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

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2002 was $56,459 and $169,375, respectively, and $201,050 and $934,926 for the three and nine month periods ended September 30, 2001, respectively. The accrued interest payable on the purchase money notes of $1,688,191 and $1,518,816 as of September 30, 2002 and December 31, 2001, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Foothills when the note matured on January 30, 1996, and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of November 1, 2002, principal and accrued interest of $230,000 and $915,155, respectively, were due. The Managing General Partner proposed an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of November 1, 2002, the Managing General Partner continues to await a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. The Partnership did not receive any distributions from Paradise Foothills during the nine month periods ended September 30, 2002 and 2001, nor was there any income or loss from the Local Partnership included in share of income from partnerships in the statements of operations for the periods then ended.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The local managing general partner is exploring options to refinance the mortgage loan. As of November 1, 2002, the local managing general partner has not received a commitment for a refinancing.

     The amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at September 30, 2002, will be paid upon the occurrence of specified events, as outlined in the Local Partnership's partnership agreement.

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

c.   Advance to Local Partnership
     ----------------------------

     Mesa Partners Limited Partnership (The Pointe), which owns apartments located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced $262,500 to the Local Partnership in 1987. Repayment of this advance, which accrues simple interest at nine percent per annum, is expected to occur upon sale or refinancing of the property's mortgage loan, which matures July 10, 2003. As of September 30, 2002 and December 31, 2001, accrued interest on the advance was $358,032 and $340,313, respectively.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of September 30, 2002 and 2001, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the three months ended        For the nine months ended
                                                       September 30,                     September 30,
                                                 --------------------------        -------------------------
                                                    2002             2001             2002            2001
                                                 ----------       ----------       ----------      ----------
          Revenue:
            Rental                               $1,497,670       $1,545,730       $4,536,449      $4,633,868
            Other                                   109,375           98,643          281,990         290,335
                                                 ----------       ----------       ----------      ----------

               Total revenue                      1,607,045        1,644,373        4,818,439       4,924,203
                                                 ----------       ----------       ----------      ----------

          Expenses:
            Operating                               854,650          783,543        2,291,211       2,296,627
            Interest                                496,488          507,926        1,489,471       1,523,779
            Depreciation and amortization           283,953          277,160          851,861         831,487
                                                 ----------       ----------       ----------      ----------

               Total expenses                     1,635,091        1,568,629        4,632,543       4,651,893
                                                 ----------       ----------       ----------      ----------

          Net (loss) income                      $  (28,046)      $   75,744       $  185,896      $  272,310
                                                 ==========       ==========       ==========      ==========


     As of September 30, 2002 and 2001, the Partnership's share of cumulative losses to date for two of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,968,772 and $6,724,934, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $25,773 and $70,623 for the three and nine month periods ended September 30, 2002, respectively, and $17,180 and $69,012 for the three and nine month periods ended September 30, 2001, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,480 for each of the three month periods ended September 30, 2002 and 2001, and $73,440 for each of the nine month periods ended September 30, 2002 and 2001.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,875,992 as of September 30, 2002, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 1, 2002, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,688,191 as of September 30, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to Paradise Associates, L.P. (Paradise Foothills), in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures June 30, 2003. See Note 2.a. of the notes to financial statements contained in Part I, Item 1, hereof, for additional information concerning purchase money notes.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both September 30, 2002 and 2001; accrued interest payable thereon was $75,400 at both September 30, 2002 and 2001. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2002, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements; for the nine month period ended September 30, 2001, operating activities provided positive cash flow. Cash and cash equivalents increased during the nine month period ended September 30, 2002, as the receipt of distributions from Local Partnerships exceeded net cash used in operating activities.

     The  Managing  General  Partner  currently  intends  to  retain  all of the
Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships, and for operating cash reserves. No distributions were declared or paid by the Partnership during the nine month period ended September 30, 2002.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended September 30, 2002, decreased from the corresponding period in 2001 primarily due to gain from extinguishment of debt related to Sheridan West L.P. (Semper) in 2001. Also contributing to the decrease in net income were a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates in 2002, an increase in general and administrative expenses related to higher reimbursed payroll costs, and an increase in professional fees due to higher audit costs. Partially offsetting the decrease in the Partnership's net income for the three month period ended September 30, 2002, were an increase in share of income from partnerships due to increase in basis related to Semper and a decrease in interest expense related to the payoff of two purchase money notes in 2001.

     The Partnership's net income for the nine month period ended September 30, 2002, decreased from the corresponding period in 2001 primarily due to gain from extinguishment of debt related to Semper in 2001, and also due to a decrease in share of income from partnerships as a result of a decrease in rental income at one property, a decrease in interest revenue, and an increase in professional fees, as discussed above. Partially offsetting the decrease in the Partnership's net income for the nine month period ended September 30, 2002, were a decrease in interest expense, also as discussed above, and a slight decrease in general and administrative expenses.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

and nine month periods ended September 30, 2002 did not include losses of $71,267 and $192,668, respectively, compared to excluded losses of $60,697 and $182,098 for the three and nine month periods ended September 30, 2001, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2002.


Item 3. Controls and Procedures
        -----------------------

     In October 2002, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to timely alert them to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


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

     On May 14, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase up to 1,000 of the outstanding BAC units at a price of $156 per unit; the offer expired September 30, 2001. On October 4, 2001, Bond initiated an unregistered tender offer to purchase up to 930 of the outstanding BAC units at a price of $247 per unit; the offer expired November 15, 2001. Bond is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Bond and do not necessarily represent the fair market value of each BAC.

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

     During 2001, a number of investors sold their BAC units in the Partnership to other investors, as a result of unregistered tender offers. If more than five percent of the total outstanding BAC units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through June 27, 2001, the Partnership received sale transfer requests for approximately 4.6% of the total outstanding BAC units. Accordingly, to remain within the five percent safe harbor, effective June 27, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of BAC units due to sales transactions were not being recognized by the Partnership between June 28, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. For the calendar year 2002 to November 1, 2002, BAC units transferred have not exceeded 4.9% of the total outstanding BACs; therefore, the Partnership has not halted recognition of transfers.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.           Description
          -----------           -----------

              99 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

     b. No reports of on Form 8-K were filed with the Commission during the quarter ended September 30, 2002.

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



                                  CAPITAL REALTY INVESTORS-85 LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




November 1, 2002                       by: /s/Michael J. Tuszka
----------------                           -------------------------------------
DATE                                       Michael J. Tuszka
                                             Vice President
                                             and Chief Accounting Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)

                        CERTIFICATION OF QUARTERLY REPORT
  PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


     I, Michael J. Tuszka, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-85
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



November 1, 2002                         by:  /s/Michael J. Tuszka
----------------                              ----------------------------------
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

                        CERTIFICATION OF QUARTERLY REPORT
  PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


     I, William B. Dockser, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-85
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



November 1, 2002                         by:  /s/William B. Dockser
----------------                              ----------------------------------
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