Form 10KSB
period 2002-12-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2003-03-17
CIK 770895

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

                   For the fiscal year ended December 31, 2002


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

                                 (301) 468-9200


                               ------------------



                Securities registered under Section 12(g) of the
                                 Exchange Act:

                        BENEFICIAL ASSIGNEE CERTIFICATES


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $100,642.

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

                        2002 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                          Page
                                                                          ----

                                     PART I

Item 1.   Business....................................................... I-1
Item 2.   Properties..................................................... I-3
Item 3.   Legal Proceedings.............................................. I-3
Item 4.   Submission of Matters to a Vote of Security Holders............ I-3


                                     PART II

Item 5.   Market for the Registrant's Beneficial Assignee Certificates
            and Related Partnership Matters ............................. II-1
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... II-3
Item 7.   Financial Statements........................................... II-6
Item 8.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure....................... II-6


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant............. III-1
Item 10.  Executive Compensation......................................... III-2
Item 11.  Security Ownership of Certain Beneficial Owners and Management. III-2
Item 12.  Certain Relationships and Related Transactions................. III-3
Item 13.  Exhibits and Reports on Form 8-K............................... III-3
Item 14.  Controls and Procedures........................................ III-4

Signatures............................................................... III-5

Certifications of Annual Report Pursuant to 18 U.S.C. Section 1350....... III-6

Financial Statements..................................................... III-11

                                     PART I
                                     ------


ITEM 1. BUSINESS
        --------

     Capital Realty Investors-85 Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 26, 1984. On November 11, 1985, the Partnership commenced offering Beneficial Assignee Certificates (BACs) for 60,000 units of limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership had an initial closing on December 27, 1985 and closed the offering on July 19, 1986, with a total of 21,200 BACs. As of December 31, 2002, 42 BACs had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in eight Local Partnerships. As of December 31,
2002, the Partnership retained investments in four Local Partnerships. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage loans and applicable mortgage insurance and/or entered into construction contracts, and who for the most part remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     As of December 31, 2002, the Partnership is the principal limited partner in the four remaining Local Partnerships. As a limited partner, the
Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. An affiliate of the Managing General Partner of the Partnership is also a general partner of the four Local Partnerships.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2002, follows.


           SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                              HAS AN INVESTMENT(1)


                                              Mortgage
          Name and Location                  Payable at              Financed and/or Insured               Number of
         of Apartment Complex               12/31/02 (2)             and/or Subsidized Under              Rental Units
         --------------------               ------------          ---------------------------------       ------------
         Paradise Foothills                 $ 6,011,943           Beal Bank/HUD Provisional Workout            180
           Phoenix, AZ                                              Agreement

         The Pointe                           6,860,022           Lincoln National Life Company                238
           El Paso, TX

         Semper Village                       8,150,000           SRS Insurance Services, Inc.                 252
           Westminster, CO

         Willow Creek II                      2,465,521           Hartger & Willard Mortgage/                  159
           Kalamazoo, MI                                            Section 221(d)(4) of the
                                                                    National Housing Act
                                            -----------                                                   ------------
           TOTALS 4                         $23,487,486                                                        829
                                            ===========                                                   ============


                                       Units Occupied As                            Average Effective Annual
                                   Percentage of Total Units                             Rental Per Unit
                                       As of December 31,                         for the Years Ended December 31,
 Name and Location            ----------------------------------      -----------------------------------------------------
of Apartment Complex          2002   2001    2000    1999   1998       2002        2001        2000        1999       1998
--------------------          ----   ----    ----    ----   ----      ------      ------      ------      ------     ------
Paradise Foothills              94%    96%     99%     94%    95%     $7,053      $7,546      $7,441      $6,891     $6,951
 Phoenix, AZ

The Pointe                      92%    92%     90%     91%    95%      7,344       7,222       6,935       6,567      6,716
 El Paso, TX

Semper Village                  94%    89%     94%     96%    96%      7,475       8,245       8,220       7,685      7,335
 Westminster, CO

Willow Creek II                 96%    98%    100%     99%    98%      7,274       7,132       6,925       6,713      6,340
 Kalamazoo, MI
                              ----   ----    ----    ----   ----      ------      ------      ------      ------     ------
  TOTALS(3) 4                   94%    94%     96%     95%    96%     $7,287      $7,536      $7,380      $6,964     $6,836
                              ====   ====    ====    ====   ====      ======      ======      ======      ======     ======


(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 2002.

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


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     On or about January 28, 2003, a lawsuit was filed in the United States District Court for the Southern District of New York by Robert Lewis,
purportedly on behalf of a class of similarly situated investors and derivatively on behalf of the Partnership, against the Managing General Partner and two of the individual General Partners (the individuals have not yet been served). The lawsuit alleges a violation of SEC Rule 14a-4(b)(1) in connection with the Consent Solicitation under the December 30, 2002 Definitive Proxy Statement (the Statement) and a failure to provide sufficient information in the Statement concerning refinancing the properties instead of selling them. The Defendants deny the allegations and intend to defend the action vigorously. The Plaintiff originally sought a preliminary injunction to halt the voting, but agreed to a Joint Stipulation under which the voting could proceed but the Managing General Partner agreed to take no external action to implement the Plan of Liquidation pending a decision by the Court on the Managing General Partner's Motion to Dismiss. See Part I, Item 4., Submission of Matters to a Vote of Security Holders, for additional information concerning the Statement.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     On December 31, 2002, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. The Statement was dated December 30, 2002, and was first mailed to BAC Holders on December 31, 2002, by the Managing General Partner on behalf of the Partnership to solicit consents for approval of the following:

     (1) the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution;

     (2) the amendment of the Partnership's Limited Partnership Agreement to permit C.R.I., Inc. (CRI) to be eligible to receive property disposition fees from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, if CRI markets and sells the Partnership's properties instead of such persons; and

                                     PART I
                                     ------

ITEM 4. SUBMISSION OF MATTERS
        ---------------------
          TO A VOTE OF SECURITY HOLDERS - Continued
          -----------------------------

     (3) the grant of authority to CRI to take any action necessary or incidental and consistent with the Partnership Agreement, as amended, and the proposed Plan of Liquidation and Dissolution, to complete the foregoing on the terms described in the Statement.

The matters for which consent was solicited are collectively referred to as the "Liquidation." The Liquidation is a single proposal.

     The record date for voting was December 20, 2002, and the final voting deadline was February 14, 2003. A tabulation of votes received by the voting deadline follows.

                                    Number
         Description                of BACs          Percent
         -----------                -------           ------
         For                         14,932            70.6%
         Against                        197             0.9
         Abstain                        153             0.7
                                     ------            ----
         Total                       15,282            72.2%
                                     ======            ====


     See Part I, Item 3, Legal Proceedings, for information concerning a lawsuit filed regarding the Statement. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

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

          On May 14, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase up to 1,000 of the outstanding BAC units at a price of $156 per unit; the offer expired September 30, 2001. On October 4, 2001, Bond initiated an unregistered tender offer to purchase up to 930 of the outstanding BAC units at a price of $247 per unit; the offer expired November 15, 2001. (However, transfers of BAC units due to sales transactions were not being recognized by the Partnership through December 31, 2001; see the final paragraph of Item 5.(a)). Bond is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Bond and do not necessarily represent the fair market value of each BAC.

          Although previously the Managing General Partner had not expressed any opinion toward any offer for the purchase of BACs such as those described above, on May 25, 2001, and July 9, 2001, the Managing General Partner sent letters to all BAC holders recommending that the May 14 tender offer by Bond and the June 22 tender offer by Lexington be rejected as inadequate in price.

          On  June  8,  2001,  Peachtree  Partners   (Peachtree)   initiated  an
          unregistered tender offer to purchase a limited number of the outstanding BAC units at a price of $200 per unit; the offer expired July 6, 2001. On January 21, 2003, Peachtree initiated an unregistered tender offer to purchase an unspecified number of BAC units at a price of $375 per unit; the offer expired March 12, 2003. Peachtree in unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Peachtree and do not necessarily represent the fair market value of each BAC.

          On  January  10,  2003,   Equity  Resources   Arlington  Fund  Limited
          Partnership (Arlington) initiated an unregistered tender offer to purchase up to 369 of the outstanding BAC units at a price of $350 per unit; the offer expired February 10, 2003. Arlington is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Arlington and does not necessarily represent the fair market value of each BAC.

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

     (b) As of March 14, 2003, there were approximately 1,600 registered holders of BACs in the Partnership.

     (c) No distributions were declared or paid by the Partnership during 2002 or 2001.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2002, the Partnership had approximately 1,600 investors who hold a total of 21,158 BACs which were originally sold for the aggregate amount of $21,158,000. The Partnership originally made investments in eight Local Partnerships, of which four remain at December 31, 2002. The Partnership's liquidity, with unrestricted cash resources of $3,913,467 as of December 31, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. The Partnership's remaining obligation with respect to its investment in Local Partnerships of $174,600, excluding purchase money notes and accrued interest, is not in excess of its capital resources. The Partnership paid $575,000, in January 2001, to purchase the interest of the unrelated Local General Partner in Semper Village and provide funds to pay off a purchase money note.

     During 2002 and 2001, the Partnership received cash distributions of $413,835 and $651,449, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,744,649 as of December 31, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to the Paradise Associates, L.P. (Paradise Foothills) property, in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended. In September 2001, the two purchase money notes related to Willow Creek II Limited Partnership (Willow Creek II), in the aggregate principal amount of $1,475,000, were paid off at a discount. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures on June 30, 2003. See the notes to financial statements for additional information concerning these purchase money notes.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both December 31, 2002 and 2001; accrued interest payable thereon was $75,400 at both December 31, 2002 and 2001. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

     The Managing General Partner has received consent from a majority of BAC Holders for the liquidation of the Partnership. (See Part I, Item 4.) It is anticipated that the Partnership's obligations, discussed above, would be retired in conjunction with such Liquidation. However, the Liquidation is the subject of a pending lawsuit. (See Part I, Item 3.) The Partnership has agreed to take no action to implement the Liquidation pending the trial court's decision on the Managing General Partner's Motion to Dismiss. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the years ended December 31, 2002 and 2001, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the year ended December 31, 2002, as the receipt of distributions from partnerships was in excess of net cash used in operating activities.

     The  Managing  General  Partner  currently  intends  to  retain  all of the
Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships and its Plan of Liquidation, and for operating cash reserves. No distributions were declared or paid by the Partnership during 2002 or 2001.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                              Results of Operations
                              ---------------------

2002 versus 2001
----------------

     The Partnership recognized net loss of $519,772 for the year ended December 31, 2002, compared to net income of $4,640,533 for the year ended December 31, 2001, primarily due to gain from extinguishment of debt related to the discounted payoff of the Willow Creek II purchase money notes in 2001, as discussed in the notes to the financial statements. Contributing to the net loss in 2002 were a decrease in share of income from partnerships as a result of operating losses at one property in 2002 that reported operating income in 2001, a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates in 2002, an increase in professional fees related to the Definitive Proxy Statement (see Part I, Item 4.), and an increase in general and administrative expenses related to higher reimbursed payroll costs. Partially offsetting the Partnership's net loss was a decrease in interest expense related to a lower purchase money note balance as a result of the discounted payoff of the Willow Creek purchase money notes.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2002 and 2001 did not include losses of $294,172 and $233,268, respectively.

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

     The combined rental revenues of the Partnership's remaining four properties for the five years ended December 31, 2002, follow. Combined rental revenue amounts for 1999 and 1998 have been adjusted to reflect the sale of two properties in 1999.

                                                        For the years ended December 31,
                       --------------------------------------------------------------------------------------------------
                          2002                  2001                  2000                  1999                  1998
                       ----------            ----------            ----------            ----------            ----------
Combined Rental
  Revenue              $6,057,610            $6,288,903            $6,162,373            $5,807,508            $5,706,270

Annual Percentage
  (Decrease) increase                (3.7)%                2.1%                  6.1%                  1.8%


                                     PART II
                                     -------

ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

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

William B. Dockser, 66, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 56, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

Susan R. Campbell, 43, was Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland. Ms. Campbell resigned her position effective March 29, 2002.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding BACs at March 14, 2003.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 14, 2003, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

               Name of                     Amount and Nature         % of total
          Beneficial Owner              of Beneficial Ownership     Units issued
          ----------------              -----------------------     ------------
          William B. Dockser                   Five BACs                0.02%
          H. William Willoughby                None                     0.00%
          All Directors and Officers
            as a Group (2 persons)             Five BACs                0.02%

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

          Exhibit No. 2 - Plan of acquisition, reorganization, arrangement, liquidation, or succession.

          a.   Definitive  Proxy   Statement.   (Incorporated  by  reference  to
               Registrant's Definitive Proxy Statement dated December 30, 2002.)

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

          c.   Certification of Periodic Financial Report.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

     In February 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to timely alert them to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

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


                                  CAPITAL REALTY INVESTORS-85
                                    LIMITED PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



March 14, 2003                         by:  /s/ William B. Dockser
---------------                             ------------------------------------
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


March 14, 2003                          by:  /s/ H. William Willoughby
---------------                              -----------------------------------
DATE                                         H. William Willoughby,
                                               Director, President,
                                               and Secretary




March 14, 2003                          by:  /s/ Michael J. Tuszka
---------------                              -----------------------------------
DATE                                         Michael J. Tuszka,
                                               Vice President
                                               and Chief Accounting Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)


                                      III-5

                         CERTIFICATION OF ANNUAL REPORT
  Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002


I, Michael J. Tuszka, certify that:

1. I have reviewed this annual report on Form 10-KSB of CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                      III-6

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-85
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



March 14, 2003                           by:  /s/Michael J. Tuszka
--------------                                ----------------------------------
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

                                      III-7

                         CERTIFICATION OF ANNUAL REPORT
  Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002


I, William B. Dockser, certify that:

1. I have reviewed this annual report on Form 10-KSB of CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                      III-8

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-85
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



March 14, 2003                           by:  /s/William B. Dockser
--------------                                ----------------------------------
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

                                      III-9

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


To the Partners
Capital Realty Investors-85 Limited Partnership

     We have audited the accompanying balance sheets of Capital Realty Investors-85 Limited Partnership (a Maryland limited partnership), as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' (deficit) capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $70,061 and $552,964 of income in 2002 and 2001, respectively, included in the Partnership's 2002 net loss and 2001 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-85 Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' (deficit) capital, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                   Grant Thornton LLP

Vienna, Virginia
March 10, 2003

                                     III-10

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS


                                                                                               December 31,
                                                                                      ----------------------------
                                                                                          2002            2001
                                                                                      ------------    ------------
Investments in and advances to partnerships .......................................   $    816,821    $  1,136,970
Cash and cash equivalents .........................................................      3,913,467       3,774,659
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $105,111 and $122,029, respectively ..........         82,297         109,326
Property purchase costs,
  net of accumulated amortization of $91,285 and $111,339, respectively ...........         69,806          97,421
Other assets ......................................................................            140             126
                                                                                      ------------    ------------
      Total assets ................................................................   $  4,882,531    $  5,118,502
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ................................................   $  1,047,600    $  1,047,600
Accrued interest payable ..........................................................      1,820,049       1,594,216
Accounts payable and accrued expenses .............................................        103,505          45,537
                                                                                      ------------    ------------
      Total liabilities ...........................................................      2,971,154       2,687,353
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------
                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................     (4,908,656)     (4,908,656)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................    (11,813,932)    (11,294,160)
                                                                                      ------------    ------------
      Total partners' capital .....................................................      1,911,377       2,431,149
                                                                                      ------------    ------------
      Total liabilities and partners' capital .....................................   $  4,882,531    $  5,118,502
                                                                                      ============    ============

                     The accompanying notes are an integral
                       part of these financial statements.

                                     III-11

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                                  For the years ended
                                                                                      December 31,
                                                                              --------------------------
                                                                                 2002           2001
                                                                              -----------    -----------
Share of income from  partnerships ........................................   $    30,088    $   554,218
                                                                              -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest ..............................................................        70,554        278,802
    Gain from extinguishment of debt ......................................            --      5,236,945
                                                                              -----------    -----------

                                                                                   70,554      5,515,747
                                                                              -----------    -----------

  Expenses:
    Interest ..............................................................       225,833      1,135,975
    General and administrative ............................................       153,104        113,206
    Management fee ........................................................        97,920         97,920
    Professional fees .....................................................       128,886         67,660
    Amortization of deferred costs ........................................        14,671         14,671
                                                                              -----------    -----------

                                                                                  620,414      1,429,432
                                                                              -----------    -----------

      Total other revenue and expenses ....................................      (549,860)     4,086,315
                                                                              -----------    -----------

Net (loss) income .........................................................   $  (519,772)   $ 4,640,533
                                                                              ===========    ===========


Net (loss) income allocated to General Partners (1.51%) ...................   $    (7,849)   $    70,072
                                                                              ===========    ===========


Net (loss) income allocated to Initial and Special Limited Partners (2.49%)   $   (12,942)   $   115,549
                                                                              ===========    ===========


Net (loss) income (loss) allocated to BAC holders (96%) ...................   $  (498,981)   $ 4,454,912
                                                                              ===========    ===========


Net (loss) income per BAC, based on 21,158 BACs outstanding ...............   $    (23.58)   $    210.55
                                                                              ===========    ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                                     III-12

                CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                                            Initial and       Beneficial
                                                                              Special          Assignee
                                                             General          Limited         Certificate
                                                             Partners         Partners         Holders             Total
                                                            ----------      -----------      ------------      ------------
Partners' deficit, January 1, 2001                          $(238,615)      $(394,274)       $(1,576,495)      $(2,209,384)

  Net income                                                   70,072         115,549          4,454,912         4,640,533
                                                            ---------       ---------        -----------       -----------

Partners' (deficit) capital, December 31, 2001               (168,543)       (278,725)         2,878,417         2,431,149

  Net loss                                                     (7,849)        (12,942)          (498,981)         (519,772)
                                                            ---------       ---------        -----------       -----------
Partners' (deficit) capital, December 31, 2002              $(176,392)      $(291,667)       $ 2,379,436       $ 1,911,377
                                                            =========       =========        ===========       ===========



                     The accompanying notes are an integral
                       part of these financial statements.

                                     III-13

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                                    For the years ended
                                                                                        December 31,
                                                                                  --------------------------
                                                                                     2002           2001
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net (loss) income ...........................................................   $  (519,772)   $ 4,640,533

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (30,088)      (554,218)
    Gain from extinguishment of debt ..........................................            --     (5,236,945)
    Amortization of deferred costs ............................................        14,671         14,671

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships .....       (23,625)       (23,625)
      (Increase) decrease in other assets .....................................           (14)         3,318
      Increase in accrued interest payable ....................................       225,833      1,135,975
      Increase (decrease) in accounts payable and accrued expenses ............        57,968        (32,787)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (275,027)       (53,078)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       413,835        651,449
  Additional investment in partnership ........................................            --       (575,000)
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................       413,835         76,449
                                                                                  -----------    -----------

Cash flows from financing activities:
  Payoff of purchase money notes and related interest .........................            --     (4,750,000)
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents ..........................       138,808     (4,726,629)

Cash and cash equivalents, beginning of year ..................................     3,774,659      8,501,288
                                                                                  -----------    -----------

Cash and cash equivalents, end of year ........................................   $ 3,913,467    $ 3,774,659
                                                                                  ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $        --    $ 3,275,000
                                                                                  ===========    ===========



                     The accompanying notes are an integral
                       part of these financial statements.

                                     III-14

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

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited Partnership-V, a limited partnership which includes certain officers and former employees of CRI. The Special Limited Partner was Two Broadway Associates, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner & Smith, Incorporated. Effective January 1, 2002, Two Broadway Associates transferred its interest to MLH Merger Corporation and three other individuals.

          The Partnership sold 21,200 Beneficial Assignee Certificates (BACs) at $1,000 per BAC through a public offering. The offering period was terminated on July 19, 1986. As of December 31, 2002, 42 BACs had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of both December 31, 2002 and 2001, the Partnership's share of the cumulative losses of two of the Local Partnerships exceeded the amount of the Partnership's investment in and advances to those Local Partnerships by $7,070,276 and $6,776,104, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, except as described herein, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 2002, the Partnership's maximum loss exposure related to its investments in and advances to partnerships is limited to the remaining balance of $816,821. As of both December 31, 2002 and 2001, cumulative cash distributions of $1,425,777 had been received from Local Partnerships for which the Partnership's carrying value is zero. These distributions were recorded as increases in the Partnership's share of income from partnerships in the year received.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

                                     III-15

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

     h.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2002, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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

     i.   New accounting pronouncements
          -----------------------------

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142),
     Goodwill and Other Intangible Assets, which supercedes Accounting Principles Board Opinion No. 17, Intangible Assets. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived

                                     III-16

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal year 2002. The adoption of SFAS No. 142 did not have a material effect on the financial position or results of operations of the Partnership.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Among other provisions, SFAS No. 144 sets forth the six criteria, all of which must be met, before a long-lived asset to be sold shall be classified as held for sale. SFAS is effective for fiscal year 2002. The adoption of SFAS No. 144 did not have a material effect on the financial position or results of operations of the Partnership.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in Local Partnerships, and has complied with the disclosure requirements of FIN 46 in these financial statements.

     j.   Definitive Proxy Statement
          --------------------------

          On December 31, 2002, the Partnership filed a Definitive Proxy Statement (the Statement) pursuant to Section 14(a) of the Securities Exchange Act of 1934. The Statement was dated December 30, 2002, and was first mailed to BAC Holders on December 31, 2002, by the Managing General Partner on behalf of the Partnership to solicit consents for approval of the following:

     (1) the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution;

     (2) the amendment of the Partnership's Limited Partnership Agreement to permit CRI to be eligible to receive property disposition fees from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, if CRI markets and sells the Partnership's properties instead of such persons; and

                                     III-17

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     (3) the grant of authority to CRI to take any action necessary or incidental and consistent with the Partnership Agreement, as amended, and the proposed Plan of Liquidation and Dissolution, to complete the foregoing on the terms described in the Statement.

     The matters for which consent was solicited are collectively referred to as the "Liquidation." The Liquidation is a single proposal.

          The record date for voting was December 20, 2002, and the final voting deadline was February 14, 2003. A tabulation of votes received by the voting deadline follows.

                                     Number
                  Description        of BACs      Percent
                  -----------        -------      -------
                  For                 4,932         70.6%
                  Against               197          0.9
                  Abstain               153          0.7
                                     ------         ----
                  Total              15,282         72.2%
                                     ======         ====

          The Liquidation is the subject of a pending lawsuit against the Managing General Partner. The Managing General Partner has agreed to take no action to implement the Liquidation pending a decision by the Court on the Managing General Partner's Motion to Dismiss. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2002 and 2001, the Partnership held limited partner interests in four Local Partnerships, which were organized to develop, construct, own, maintain and operate multifamily apartment properties. The remaining amounts due on investments in the Local Partnerships were as follows.


                                                      December 31,
                                              ------------------------------
                                                 2002                2001
                                              ----------          ----------

      Due to local general partner:           $  174,600          $  174,600

      Purchase money notes due in:
        1996                                     230,000             230,000
        2003                                     643,000             643,000
                                              ----------          ----------
            Subtotal                           1,047,600           1,047,600
                                              ----------          ----------
      Accrued interest payable                 1,820,049           1,594,216
                                              ----------          ----------
            Total                             $2,867,649          $2,641,816
                                              ==========          ==========

          The amount due to a local general partner, relating to Paradise Associates, L.P. (Paradise Foothills), of $174,600, plus accrued interest of $75,400, will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement. The purchase money notes have stated interest rates ranging from

                                     III-18

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     9% to 10%, compounded annually. The purchase money notes are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to the Paradise Foothills property, in the principal amount of $230,000, matured on January 30, 1996, but has not been paid or extended, as discussed below. In September 2001, the two purchase money notes related to Willow Creek II Limited Partnership (Willow Creek II), in the aggregate principal amount of $1,475,000, were paid off at a discount, as discussed below. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures on June 30, 2003.

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

          The  Partnership's  inability  to  pay  certain  purchase  money  note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local
     Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the
     Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, if these notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. See below for a discussion of an impairment loss relating to the Partnership's investment in Paradise Foothills.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2002 and 2001 was $225,833 and $1,135,975,
     respectively. The accrued interest payable on the purchase money notes of $1,744,649 and $1,518,816 as of December 31, 2002 and 2001, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.


                                     III-19

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               Paradise Foothills
                               ------------------

          The Partnership defaulted on its purchase money note relating to Paradise Foothills when the note matured on January 30, 1996, and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of March 14, 2003, principal and accrued interest totaling $230,000 and $955,779, respectively, were due. The Managing General Partner proposed an extension of the purchase money note maturity date until May 31, 2003, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of March 14, 2003, the Managing General Partner awaits a response from the purchase money noteholder. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholder. The Partnership did not receive any distributions from Paradise Foothills during the years ended December 31, 2002 and 2001, and its aggregate share of income from this Local Partnership was $0 for the years ended December 31, 2002 and 2001. An impairment loss of $39,973, reducing the Partnership's investment in Paradise Foothills to zero, was recognized on December 31, 2002.

          The amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at December 31, 2002, will be paid upon the occurrence of specified events, as outlined in the respective Local Partnership's partnership agreement.

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


                                     III-20

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     c.   Advance to Local Partnership
          ----------------------------

          Mesa Partners Limited Partnership (The Pointe), which owns apartments located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of December 31, 2002 and December 31, 2001 accrued interest was $363,938 and $340,313, respectively.

     d.   Property matters
          ----------------

                                   The Pointe
                                   ----------

          The local managing general partner of The Pointe received a default notice on May 25, 2001, with respect to a subordinate note which is secured by the economic interests of the partners in The Pointe. The alleged default relates to monthly debt service payments out of surplus cash, and the alleged overfunding of the replacement reserve account. The Local Partnership resumed debt service payments in June 2002, and there has been no action by the subordinate noteholder since then.

          The local managing general partner of The Pointe is exploring options to refinance the property's first mortgage loan, which matures July 10, 2003. There can be no assurance that the property's first mortgage loan will be refinanced.

                               Paradise Foothills
                               ------------------

          The local managing general partner of Paradise Foothills is exploring options to refinance the property's first mortgage loan, which matures June 30, 2003. There can be no assurance that the property's first mortgage loan will be refinanced.

     e.   Interests  in  profits,  losses and cash  distributions
          -------------------------------------------------------
            made by Local Partnerships
            --------------------------

          The Partnership has a 98.99% to 99.00% interest in profits, losses and cash distributions of each Local Partnership. Affiliates of the Managing General Partner of the Partnership are also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2002 and 2001, the Partnership received cash distributions from rental operations of the Local Partnerships of $413,836 and $651,449, respectively.

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

                                     III-21

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     f.   Impairment analysis
          -------------------

          The Managing General Partner has considered impairment of the investments in and advances to partnerships. An impairment loss of $39,973, reducing the Partnership's investment in Paradise Foothills to zero, was recognized on December 31, 2002. The investments in and advances to partnerships are carried at the lower of cost or market in the accompanying balance sheets.

     g.   Summarized financial information
          --------------------------------

                  Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership is invested as of December 31, 2002 and 2001, follow.

                             COMBINED BALANCE SHEETS

                                                                                        December 31,
                                                                                ----------------------------
                                                                                   2002              2001
                                                                                -----------      -----------
         Rental property, at cost, net of accumulated depreciation
           of $20,174,551 and $19,081,207, respectively                         $11,491,779      $12,015,768
         Land                                                                     4,078,361        4,078,361
         Other assets                                                             3,833,660        4,171,947
                                                                                -----------      -----------
               Total assets                                                     $19,403,800      $20,266,076
                                                                                ===========      ===========

         Mortgage notes payable                                                 $23,487,486      $23,771,857
         Due to general partners                                                  2,975,401        2,837,100
         Other liabilities                                                        2,589,017        2,661,813
                                                                                -----------      -----------

               Total liabilities                                                 29,051,904       29,270,770

         Partners' deficit                                                       (9,648,104)      (9,004,694)
                                                                                -----------      -----------
               Total liabilities and partners' deficit                          $19,403,800      $20,266,076
                                                                                ===========      ===========

                        COMBINED STATEMENTS OF OPERATIONS

                                                                                    For the years ended
                                                                                        December 31,
                                                                                ----------------------------
                                                                                   2002             2001
                                                                                ----------       -----------
         Revenue:
           Rental                                                               $6,057,610       $6,288,903
           Interest                                                                 34,158           90,451
           Other                                                                   321,837          339,757
                                                                                ----------       ----------
              Total revenue                                                      6,413,605        6,719,111
                                                                                ----------       ----------

         Expenses:
           Operating                                                             3,506,801        3,274,423
           Interest                                                              1,984,136        1,985,962
           Depreciation                                                          1,093,344        1,080,932
           Amortization                                                             55,713           54,882
                                                                                ----------       ----------
              Total expenses                                                     6,639,994        6,396,199
                                                                                ----------       ----------
         Net (loss) income                                                      $ (226,389)      $  322,912
                                                                                ==========       ==========

                                     III-22

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

h.   Reconciliation of the Local Partnerships' financial
     ---------------------------------------------------
       statement net (loss) income to taxable income
       ---------------------------------------------

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

          A reconciliation of the Local  Partnerships'  financial  statement net
     (loss) income reflected above to taxable income follows.

                                                                                   For the years ended
                                                                                       December 31,
                                                                                --------------------------
                                                                                  2002             2001
                                                                                ---------        ---------
         Financial statement net (loss) income                                  $(226,389)       $ 322,912

         Adjustments:
           Additional tax depreciation using accelerated methods,
             net of depreciation on construction period expenses
             capitalized for financial statement purposes                        (248,872)        (203,636)

           Amortization for financial statement purposes
             not deducted for income tax purposes                                   8,053            7,223

           Miscellaneous, net                                                      55,771           32,961
                                                                                ---------        ---------
         Taxable (loss) income                                                  $(411,437)       $ 159,460
                                                                                =========        =========


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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2002 and 2001, the Partnership paid $102,477 and $89,137, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $97,920 for each of the years ended December 31, 2002 and 2001.

                                     III-23

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

                                     III-24

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

     As of the voting deadline of February 14, 2003, the Partnership received consent of over 70% of the outstanding BACs to the sale of all of the Partnership's assets. The consent would amend the Partnership's Limited Partnership Agreement to permit CRI to be eligible to receive an incentive disposition fee of up to five percent of the sales prices of the properties if CRI markets and sells the properties in which the Partnership holds interests instead of having a third party do so. The limit in property disposition fees will not change, and in no event would the amendment permitting CRI to receive an incentive disposition fee cause the existing fee cap to be exceeded or otherwise increase the fees payable by the Partnership in connection with the sales of the properties in which the Partnership holds interests. However, the sale of all of the Partnership's assets is the subject of a pending lawsuit. (See Part I, Item 3.) There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

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

     The Partnership's cash available for distribution, as defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, was $80,855 and $627,840 for the years ended December 31, 2002 and 2001, respectively. No distribution was declared or paid by the Partnership during 2002 or 2001. The Managing General Partner has reserved all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships, and subject to the sale of the properties held by the Local Partnerships and dissolution of the Partnership, as discussed in Note 1.j., above.


                                     III-25

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET (LOSS) INCOME TO TAXABLE INCOME

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

     A reconciliation of the Partnership's financial statement net (loss) income to taxable income follows.


                                                                  For the years ended
                                                                      December 31,
                                                              ----------------------------
                                                                 2002              2001
                                                              ----------        ----------
Financial statement net (loss) income                         $(519,772)        $4,640,533

Adjustments:
  Differences between financial statement net income
    and taxable income related to the Partnership's
    equity in the Local Partnerships' income                   (337,684)          (361,855)

  Differences in amortization of
    acquisition costs and property purchase costs                 1,024              1,229

  Miscellaneous, net                                             13,667              2,248
                                                              ---------         ----------
Taxable (loss) income                                         $(842,765)        $4,282,155
                                                              =========         ==========

                                      # # #

                                     III-26

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-85 Limited Partnership has invested.


                                EXHIBIT No. 99 c.

Certification of Periodic Financial Report

                                     III-27