Form 10QSB
period 2003-03-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2003-04-28
CIK 770895

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

                  For the quarterly period ended March 31, 2003


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2003



                                                                        Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2003 and December 31, 2002........................ 1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2003 and 2002 ......... 2

         Statements of Cash Flows
           - for the three months ended March 31, 2003 and 2002.......... 3

         Notes to  Financial Statements
           - March 31, 2003 and 2002..................................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 9

Item 3.  Controls and Procedures......................................... 11


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................. 11

Item 5.  Other Information............................................... 11

Item 6.  Exhibits and Reports on Form 8-K................................ 12

Signature................................................................ 13

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350.... 14

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                       March 31,      December 31,
                                                                                          2003           2002
                                                                                      ------------    -----------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $    840,242    $    816,821
Cash and cash equivalents .........................................................      3,671,768       3,913,467
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $106,672 and $105,111, respectively ..........         80,736          82,297
Property purchase costs,
  net of accumulated amortization of $92,627 and $91,285 respectively .............         68,463          69,806
Other assets ......................................................................             84             140
                                                                                      ------------    ------------

      Total assets ................................................................   $  4,661,293    $  4,882,531
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ................................................   $  1,047,600    $  1,047,600
Accrued interest payable ..........................................................      1,880,981       1,820,049
Accounts payable and accrued expenses .............................................         73,550         103,505
                                                                                      ------------    ------------

      Total liabilities ...........................................................      3,002,131       2,971,154
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................     (4,908,656)     (4,908,656)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................    (12,066,147)    (11,813,932)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      1,659,162       1,911,377
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  4,661,293    $  4,882,531
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                               For the three months ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                  2003            2002
                                                                              ------------    ------------
Share of (loss) income from partnerships ..................................   $    (83,735)   $    138,243
                                                                              ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ..............................................................         15,067          17,631
                                                                              ------------    ------------

  Expenses:
    Interest ..............................................................         60,932          56,458
    General and administrative ............................................         49,981          33,785
    Management fee ........................................................         24,480          24,480
    Professional fees .....................................................         45,250          18,250
    Amortization of deferred costs ........................................          2,904           3,668
                                                                              ------------    ------------

                                                                                   183,547         136,641
                                                                              ------------    ------------

      Total other revenue and expenses ....................................       (168,480)       (119,010)
                                                                              ------------    ------------

Net (loss) income .........................................................       (252,215)         19,233

Accumulated losses, beginning of period ...................................    (11,813,932)    (11,294,160)
                                                                              ------------    ------------

Accumulated losses, end of period .........................................   $(12,066,147)   $(11,274,927)
                                                                              ============    ============


Net (loss) income allocated to General Partners (1.51%) ...................   $     (3,808)   $        290
                                                                              ============    ============


Net (loss) income allocated to Initial and Special Limited Partners (2.49%)   $     (6,280)   $        479
                                                                              ============    ============


Net (loss) income allocated to BAC Holders (96%) ..........................   $   (242,127)   $     18,464
                                                                              ============    ============


Net (loss) income per BAC, based on 21,158 BACs outstanding ...............   $     (11.44)   $       0.87
                                                                              ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the three months ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                      2003            2002
                                                                                   ----------      ----------
Cash flows from operating activities:
  Net (loss) income ............................................................   $  (252,215)   $    19,233

  Adjustments  to  reconcile  net  (loss)  income to net cash used in  operating activities:
    Share of loss (income) from partnerships ...................................        83,735       (138,243)
    Amortization of deferred costs .............................................         2,904          3,668

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ......        (7,156)        (5,907)
      Decrease (increase) in other assets ......................................            56           (287)
      Increase in accrued interest payable .....................................        60,932         56,458
      Decrease in accounts payable and accrued expenses ........................       (29,955)        (5,117)
                                                                                   -----------    -----------

        Net cash used in operating activities ..................................      (141,699)       (70,195)
                                                                                   -----------    -----------

Cash flows from investing activities:
  Advance to local partnership .................................................      (100,000)            --
  Receipt of distributions from partnerships ...................................            --        132,675
                                                                                   -----------    -----------

        Net cash (used in) provided by investing activities ....................      (100,000)       132,675
                                                                                   -----------    -----------

Net (decrease) increase in cash and cash equivalents ...........................      (241,699)        62,480

Cash and cash equivalents, beginning of period .................................     3,913,467      3,774,659
                                                                                   -----------    -----------

Cash and cash equivalents, end of period .......................................   $ 3,671,768    $ 3,837,139
                                                                                   ===========    ===========

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of March 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the interim period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2002.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have on the Partnership's financial condition and results of operations related to the Partnership's investments in Local Partnerships, and has complied with the disclosure requirements of FIN 46 in these consolidated financial statements.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,805,581 as of March 31, 2003, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures June 30, 2003. The remaining purchase money note matures in 2008.

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

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2003 and 2002, was $60,932 and $56,458, respectively. The accrued interest payable on the purchase money notes of $1,805,581 and $1,744,649 as of March 31, 2003, and December 31, 2002,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates Limited Partnership (Paradise Foothills) when the note matured on January 30, 1996, and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. Effective March 31, 2003, the Managing General Partner successfully negotiated an agreement to extend the maturity date of the purchase money note to March 31, 2008, and to reduce the interest rate. The Partnership did not receive any distributions from Paradise Foothills

                CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

during the three month periods ended March 31, 2003 and 2002. An impairment loss of $39,973, reducing the Partnership's investment in Paradise Foothills to zero, was recognized on December 31, 2002.

     The amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at March 31, 2003, will be paid upon the occurrence of specified events, as outlined in the respective Local Partnership's partnership agreement.

                                   The Pointe
                                   ----------

     The purchase money note related to The Pointe, in the principal amount of $643,000, matures June 30, 2003. The Managing General Partner is exploring various options to pay off, pay down, or extend the maturity date of, the purchase money note. There can be no assurance about which course of action will be chosen, or whether it will be successful, or whether the Partnership will retain its interest in the related Local Partnership.

b.   Advances to Local Partnerships
     ------------------------------

                               Paradise Foothills
                               ------------------

     In connection with the refinancing of the mortgage loan secured by Paradise Foothills in March 2003, the Partnership advanced $100,000 to the Local Partnership for closing costs and to facilitate the repayment of the existing mortgage loan. The partners modified the Local Partnership agreement to give the new loan priority in repayment from sale or refinancing proceeds over all other partner loans. For financial reporting purposes, this loan has been reduced to zero by the Partnership as a result of previously suspended losses at the related Local Partnership level.

                                   The Pointe
                                   ----------

     Mesa Partners Limited Partnership (The Pointe), which owns apartments located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, is expected to occur upon sale or refinancing of the property. As of March 31, 2003, and December 31, 2002, accrued interest was $371,095 and $363,938, respectively.

c.   Property Matters
     ----------------

                               Paradise Foothills
                               ------------------

     The local managing general partner of Paradise Foothills has refinanced the property's first mortgage loan. The new loan matures in 2006, with options for two one-year extensions.

                CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                   The Pointe
                                   ----------

     The local managing general partner of The Pointe is exploring options to refinance the property's first mortgage loan, which matures July 10, 2003. There can be no assurance that the property's first mortgage loan will be refinanced, or whether the Partnership will retain its interest in the related Local Partnership.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of March 31, 2003 and 2002, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the three months ended
                                                            March 31,
                                                  ---------------------------
                                                     2003             2002
                                                  ----------       ----------

     Revenue:
       Rental                                     $1,514,403       $1,572,227
       Other                                          88,999          107,553
                                                  ----------       ----------

          Total revenue                            1,603,402        1,679,780
                                                  ----------       ----------

     Expenses:
       Operating                                     876,701          818,606
       Interest                                      496,035          496,491
       Depreciation and amortization                 287,264          283,954
                                                  ----------       ----------

          Total expenses                           1,660,000        1,599,051
                                                  ----------       ----------

     Net (loss) income                            $  (56,598)      $   80,729
                                                  ==========       ==========


     As of March 31, 2003 and 2002, the Partnership's share of cumulative losses to date for two of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $7,049,725 and $6,840,328, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $42,837 and $25,736 for the three month periods ended March 31, 2003 and 2002, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,480 for each of the three month periods ended March 31, 2003 and 2002.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,671,768 as of March 31, 2003, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of April 28, 2003, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,805,581 as of March 31, 2003, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matures June 30, 2003. The remaining purchase money note matures in 2008. See the notes to financial statements for additional information concerning these purchase money notes.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
         of Financial Condition and Results of Operations - continued
         ------------------------------------------------


     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both March 31, 2003 and 2002; accrued interest payable thereon was $75,400 at both March 31, 2003 and 2002. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

     The Managing General Partner has received consent from a majority of BAC Holders for the liquidation of the Partnership. It is anticipated that the Partnership's obligations, discussed above, would be retired in conjunction with such Liquidation. However, the Liquidation is the subject of a pending lawsuit. The lawsuit alleges a violation of SEC Rule 14a-4(b)(1) in connection with the Consent Solicitation under the December 30, 2002 Definitive Proxy Statement (the Statement) and a failure to provide sufficient information in the Statement concerning refinancing the properties instead of selling them. The Defendants deny the allegations and intend to defend the action vigorously. The Plaintiff originally sought a preliminary injunction to halt the voting, but agreed to a Joint Stipulation under which the voting could proceed but the Managing General Partner agreed to take no external action to implement the Plan of Liquidation pending a decision by the Court on the Managing General Partner's Motion to Dismiss. On April 21, 2003, venue of the case was transferred to the Southern District of Maryland, where the Motion to Dismiss remains under advisement. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2003, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased during the three month period ended March 31, 2003, primarily due to operating expenses paid in cash, and to an advance made to Paradise Associates, L.P., as discussed in the notes to financial statements.

     The  Managing  General  Partner  currently  intends  to  retain  all of the
Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships and its Plan of Liquidation, and for operating cash reserves. No distributions were declared or paid by the Partnership during the three month period ended March 31, 2003.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss of $252,215 for the three month period ended March 31, 2003, compared to net income of $19,233 for the corresponding period in 2002, primarily due to a decrease in share of income from partnerships, an increase in professional fees related to the preparation of the Definitive Proxy Statement, and an increase in general and administrative expenses related to higher reimbursed payroll costs. The decrease in share of income from partnerships was a result of reducing a $100,000 loan to a Local Partnership to zero as a result of previously suspended losses at the Local Partnership level, and a result of first quarter 2003 operating losses of $19,000 at a property that reported first quarter 2002 operating income of $113,000. The losses were primarily due to a $48,000 decline in rental income, coupled with a $59,000 increase in operating expenses. The decline in rental income was caused by increased vacancies, and is expected to continue. The increase in operating expenses was caused by cosmetic repairs to the property, and is not expected to continue. The share of income from the other property which still has investment basis was $42,000 and $31,000 during the first quarter of 2003 and 2002, respectively.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
         of Financial Condition and Results of Operations - continued
         ------------------------------------------------


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2003 and 2002, did not include losses of $20,268 and $64,224, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2003.


Item 3. Controls and Procedures
        -----------------------

     In February 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities
        -------------------------------

     See Note 2.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on a purchase money note, which default was cured effective March 31, 2003.


Item 5. Other Information
        -----------------

     There is no established market for the purchase and sale of Beneficial Assignee Certificates (BACs), although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

                                  Tender offers
                                  -------------

     On January 10, 2003, Equity Resource Arlington Fund Limited Partnership (Arlington) initiated an unregistered tender offer to purchase up to 369 of the outstanding BAC units at a price of $350 per unit; the offer expired February 10, 2003. Arlington is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Arlington and does not necessarily represent the fair market value of each BAC.

     On January 21, 2003, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase an unspecified number of BAC units at a price of $375 per unit; the offer expired March 12, 2003. Peachtree is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each BAC.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.               Description
          -----------               -----------

              99 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

     b. No reports of on Form 8-K were filed with the Commission during the quarter ended March 31, 2003.

All other Items are not applicable.

                                    SIGNATURE
                                    ---------

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



                                  CAPITAL REALTY INVESTORS-85 LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




April 28, 2003                         by:  /s/ Michael J. Tuszka
-------------------                         ------------------------------------
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

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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



April 28, 2003                           by:  /s/Michael J. Tuszka
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

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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



April 28, 2003                           by:  /s/William B. Dockser
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