Form 10QSB
period 2003-06-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2003-07-29
CIK 770895

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

                  For the quarterly period ended June 30, 2003


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2003



                                                                        Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2003 and December 31, 2002......................... 1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2003 and 2002 .. 2

         Statements of Cash Flows
           - for the six months ended June 30, 2003 and 2002............. 3

         Notes to  Financial Statements
          - June 30, 2003 and 2002....................................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 10

Item 3.  Controls and Procedures......................................... 12


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................. 12

Item 5.  Other Information............................................... 12

Item 6.  Exhibits and Reports on Form 8-K................................ 13

Signature................................................................ 14

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350.... 15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS


                                                                                        June 30,      December 31,
                                                                                          2003           2002
                                                                                      ------------    -----------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $    862,125    $    816,821
Cash and cash equivalents .........................................................      3,725,157       3,913,467
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $108,234 and $105,111, respectively ..........         79,174          82,297
Property purchase costs,
  net of accumulated amortization of $93,969 and $91,285 respectively .............         67,121          69,806
Other assets ......................................................................             60             140
                                                                                      ------------    ------------

      Total assets ................................................................   $  4,733,637    $  4,882,531
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ................................................   $  1,047,600    $  1,047,600
Accrued interest payable ..........................................................      1,928,676       1,820,049
Accounts payable and accrued expenses .............................................        144,178         103,505
                                                                                      ------------    ------------

      Total liabilities ...........................................................      3,120,454       2,971,154
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................     (4,908,656)     (4,908,656)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................    (12,112,126)    (11,813,932)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      1,613,183       1,911,377
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  4,733,637    $  4,882,531
                                                                                      ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                      For the three months ended       For the six months ended
                                                               June 30,                         June 30,
                                                     -----------------------------   ----------------------------
                                                         2003            2002            2003            2002
                                                     ------------    -------------   ------------    ------------
Share of income (loss) from partnerships .........   $    152,038    $    (18,943)   $     68,303    $    119,300
                                                     ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .....................................         12,161          18,421          27,228          36,052
                                                     ------------    ------------    ------------    ------------

  Expenses:
    Interest .....................................         47,695          56,458         108,627         112,916
    General and administrative ...................         58,092          29,708         108,073          63,494
    Management fee ...............................         24,480          24,480          48,960          48,960
    Professional fees ............................         77,007          18,250         122,257          36,500
    Amortization of deferred costs ...............          2,904           3,668           5,808           7,335
                                                     ------------    ------------    ------------    ------------

                                                          210,178         132,564         393,725         269,205
                                                     ------------    ------------    ------------    ------------

      Total other revenue and expenses ...........       (198,017)       (114,143)       (366,497)       (233,153)
                                                     ------------    ------------    ------------    ------------

Net loss .........................................        (45,979)       (133,086)       (298,194)       (113,853)

Accumulated losses, beginning of period ..........    (12,066,147)    (11,274,927)    (11,813,932)    (11,294,160)
                                                     ------------    ------------    ------------    ------------

Accumulated losses, end of period ................   $(12,112,126)   $(11,408,013)   $(12,112,126)   $(11,408,013)
                                                     ============    ============    ============    ============



Net loss allocated to General Partners (1.51%) ...   $       (694)   $     (2,010)   $     (4,503)   $     (1,719)
                                                     ============    ============    ============    ============

Net loss allocated to Initial
  and Special Limited Partners (2.49%) ...........   $     (1,145)   $     (3,314)   $     (7,425)   $     (2,835)
                                                     ============    ============    ============    ============


Net loss allocated to BAC Holders (96%) ..........   $    (44,140)   $   (127,762)   $   (286,266)   $   (109,299)
                                                     ============    ============    ============    ============


Net loss per BAC, based on 21,158 BACs outstanding   $      (2.09)   $      (6.04)   $     (13.53)   $      (5.17)
                                                     ============    ============    ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 For the six months ended
                                                                                          June 30,
                                                                                ---------------------------
                                                                                   2003            2002
                                                                                ------------   ------------
Cash flows from operating activities:
  Net loss ..................................................................   $  (298,194)   $  (113,853)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of income from partnerships .......................................       (68,303)      (119,300)
    Amortization of deferred costs ..........................................         5,808          7,335

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ...       (11,813)       (11,813)
      Decrease (increase) in other assets ...................................            80           (321)
      Increase in accrued interest payable ..................................       108,627        112,916
      Increase in accounts payable and accrued expenses .....................        40,673          5,509
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (223,122)      (119,527)
                                                                                -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ................................       134,812        275,236
  Advance to Local Partnership ..............................................      (100,000)            --
                                                                                -----------    -----------

        Net cash provided by investing activities ...........................        34,812        275,236
                                                                                -----------    -----------

Net (decrease) increase in cash and cash equivalents ........................      (188,310)       155,709

Cash and cash equivalents, beginning of period ..............................     3,913,467      3,774,659
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 3,725,157    $ 3,930,368
                                                                                ===========    ===========

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the interim period ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have on the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46 in these financial statements. As of June 30, 2003, the Partnership's maximum loss exposure related to its investment in partnerships is limited to the remaining balance of $862,125.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,853,276 as of June 30, 2003, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matured June 30, 2003. The remaining purchase money note matures in 2008.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

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

     The Partnership's inability to pay certain purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2003, was $47,695 and $108,627, respectively, and $56,458 and $112,916 for the three and six months ended June 30, 2002, respectively. The accrued interest payable on the purchase money notes of $1,853,276 and $1,744,649 as of June 30, 2003, and December 31, 2002,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates Limited Partnership (Paradise Foothills) when the note matured on January 30, 1996, and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of March 31, 2003, principal and accrued interest of $230,000 and approximately $961,000, respectively, were due. Effective March 31, 2003, the Managing General Partner successfully negotiated an agreement to extend the maturity date of the purchase money note to March 31, 2008, and to reduce the interest rate. The Partnership did not receive any distributions from Paradise Foothills during the six month periods ended June 30, 2003 and 2002. An impairment loss of $39,973, reducing the Partnership's investment in Paradise Foothills to zero, was recognized on December 31, 2002.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at June 30, 2003, will be paid upon the occurrence of specified events, as outlined in the respective Local Partnership's partnership agreement.

                                   The Pointe
                                   ----------

     The Partnership defaulted on its purchase money note relating to Mesa Partners Limited Partnership (The Pointe) when the note matured on June 30, 2003, and was not paid. The default amount included principal and accrued interest of $643,000 and $877,602, respectively. As of July 29, 2003, principal and accrued interest of $643,000 and $887,468, respectively, were due. The Managing General Partner is exploring various options to pay off, pay down, or extend the maturity date of, the purchase money note. There can be no assurance about which course of action will be chosen by the noteholder. However, the Partnership desires to retain its interest in the related Local Partnership.

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

                                   The Pointe
                                   ----------

     Mesa Partners Limited Partnership (The Pointe), which owns apartments located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, was expected to occur upon sale or refinancing of the property. However, in July 2003, when the first mortgage was refinanced, there were not enough proceeds to repay the loan. Therefore, repayment of the loan is expected to occur upon sale of the property. As of June 30, 2003 and December 31, 2002, accrued interest was $375,751 and $363,938, respectively. For financial reporting purposes, this loan has been reduced to zero by the Partnership as a result of previously suspended losses at the related Local Partnership level.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   Property Matters
     ----------------

                                   The Pointe
                                   ----------

     On July 9, 2003, the local managing general partner of The Pointe successfully refinanced the first mortgage loan related to the property owned by the Pointe. The new first mortgage loan has a balloon maturity in July 2004, and bears interest at 3.37% for six months, and then at LIBOR plus 225 basis points to maturity.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of June 30, 2003 and 2002, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the three months ended
                                                                          June 30,
                                                ------------------------------------------------------------
                                                           2003                              2002
                                                --------------------------        --------------------------
                                                  Equity                            Equity
                                                  Method         Suspended          Method         Suspended
                                                --------------------------        --------------------------
         Revenue:
           Rental                               $  733,186       $  754,337       $  692,624       $  769,256
           Other                                    60,725           34,975           21,716           26,119
                                                ----------       ----------       ----------       ----------

             Total revenue                         793,911          789,312          714,340          795,375
                                                ----------       ----------       ----------       ----------

         Expenses:
           Operating                               333,217          388,686          427,296          383,345
           Interest                                168,131          327,903          169,041          326,481
           Depreciation and amortization           134,285          152,981          131,163          150,429
                                                ----------       ----------       ----------       ----------

             Total expenses                        635,633          869,570          727,500          860,255
                                                ----------       ----------       ----------       ----------

         Net income (loss)                      $  158,278       $  (80,258)      $  (13,160)      $  (64,880)
                                                ==========       ==========       ==========       ==========

         Cash distributions                     $  134,812       $       --       $  142,560       $       --
                                                ==========       ==========       ==========       ==========

         Partnership's share of Local
           Partnership net income (loss)        $  156,695       $       --       $  (13,036)      $       --

         Miscellaneous                                  --          (4,657)               --          (5,907)
                                                --------------------------        --------------------------

         Share of income (loss) from
             partnerships                                $  152,0                           $(18,943)
                                                         ========                            ========

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                For the six months ended
                                                                          June 30,
                                                -------------------------------------------------------------
                                                           2003                              2002
                                                --------------------------        ---------------------------
                                                  Equity                            Equity
                                                  Method         Suspended          Method         Suspended
                                                ---------------------------       ---------------------------
         Revenue:
           Rental                               $1,493,252       $1,508,674       $1,495,594       $1,538,513
           Other                                   114,750           69,949          103,150           52,238
                                                ----------       ----------       ----------       ----------

             Total revenue                       1,608,002        1,578,623        1,598,744        1,590,751
                                                ----------       ----------       ----------       ----------

         Expenses:
           Operating                               821,231          777,373          862,558          766,689
           Interest                                336,261          655,808          339,051          652,962
           Depreciation and amortization           268,570          305,960          264,687          300,859
                                                ----------       ----------       ----------       ----------

             Total expenses                      1,426,062        1,739,141        1,466,296        1,720,510
                                                ----------       ----------       ----------       ----------

         Net income (loss)                      $  181,940       $ (160,518)      $  132,448       $ (129,759)
                                                ==========       ==========       ==========       ==========

         Cash distributions                     $  134,812       $       --       $  275,236       $       --
                                                ==========       ==========       ==========       ==========

         Partnership's share of Local
           Partnership net income               $  180,116       $       --       $  131,113       $       --

         Advance to Local Partnership                   --         (100,000)              --               --

         Miscellaneous                                  --         (11,813)               --         (11,813)
                                                --------------------------        --------------------------


         Share of income from partnerships               $ 68,303                           $119,300
                                                         ========                           ========


     As of June 30, 2003 and 2002, the Partnership's share of cumulative losses to date for two of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $7,129,172 and $6,904,553, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $49,320 and $92,157 for the three and six month periods ended June 30, 2003, respectively, and $19,114 and $44,850 for the three and six month periods ended June 30, 2002, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,480 for each of the three month periods ended June 30, 2003 and 2002, and $48,960 for each of the six month periods ended June 30, 2003 and 2002.

     CRI, William B. Dockser and H. William Willoughby are General Partners of Capital Realty Investors-85 Limited Partnership ("CRI-85"). In connection with a proxy seeking the liquidation of CRI-85, in January 2003, one Limited Partner filed a purported class action and derivative lawsuit against these three
General Partners alleging certain deficiencies in the Definitive Proxy Statement. The defendants filed a Motion to Dismiss, which was granted by the Court. The plaintiffs, however, continue to press the case. The CRI-85 Partnership Agreement contains provisions pursuant to which the General Partners may seek indemnification for their costs, including the requirement that they obtain an opinion of independent counsel that the matter is subject to indemnification. The General Partners intend to pursue reimbursement when the litigation is resolved. An accrual of $76,000 for such reimbursement is included in the accompanying statement of operations at June 30, 2003, as professional fees.

                                      # # #

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations
          ------------------------------------------------


     Capital Realty Investors-85 Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,725,157 as of June 30, 2003, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of July 29, 2003, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $873,000, plus aggregate accrued interest of $1,853,276 as of June 30, 2003, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, matured June 30, 2003. The remaining purchase money note matures in 2008. See the notes to financial statements for additional information concerning purchase money notes.

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

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both June 30, 2003, and December 31, 2002; accrued interest payable thereon was $75,400 at both June 30, 2003, and December 31, 2002. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

     The Managing General Partner has received consent from a majority of BAC Holders for the liquidation of the Partnership. It is anticipated that the Partnership's obligations, discussed above, would be retired in conjunction with such Liquidation. However, the Liquidation is the subject of a pending lawsuit. The lawsuit alleges a violation of SEC Rule 14a-4(b)(1) in connection with the Consent Solicitation under the December 30, 2002 Definitive Proxy Statement (the Statement) and a failure to provide sufficient information in the Statement concerning refinancing the properties instead of selling them. The defendants filed a Motion to Dismiss, which was granted by the Court. The plaintiffs, however, continue to press the case. The Managing General Partner may not take any external action to further the Plan of Liquidation until the litigation is resolved. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2003, net cash provided by investing activities and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased during the six month period ended June 30, 2003, primarily due to operating expenses paid in cash, and to an advance made to Paradise Associates Limited Partnership, as discussed in the notes to the financial statements.

     The  Managing  General  Partner  currently  intends  to  retain  all of the
Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships and its Plan of Liquidation, and for operating cash reserves. No distributions were declared or paid by the Partnership during the six month period ended June 30, 2003.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended June 30, 2003, decreased $87,000 decreased from the corresponding period in 2002, primarily due to an increase in share of income from partnerships as a result of an increase in revenue and a decrease in operating expenses at one property, and a decrease in interest expense due to a lower purchase money note balance in 2003. The revenue increase was the result of improved occupancy and a nominal increase in rental rates and is expected to be maintained. The decrease in operating expenses was due to additional repairs and maintenance performed in 2002, but not in 2003; operating expenses are expected to remain at the 2003 levels. Partially offsetting the decrease in net loss was an increase in general and administrative expenses related to higher reimbursed payroll costs, an increase in professional fees related to the preparation of the Definitive Proxy Statement and to the accrual of expenses reimbursable to the General Partners as discussed in the notes to financial statements, and a decrease in interest revenue due to declining interest rates.

     The Partnership's net loss for the six month period ended June 30, 2003, increased $184,000 from the corresponding period in 2002, primarily due to an increase in professional fees as discussed above, an increase in general and administrative expenses related to higher reimbursed payroll costs, a decrease in share of income from partnerships primarily due to a $100,000 advance to a Local Partnership that was reduced to zero as a result of previously suspended losses at the Local Partnership level partially offset by a decrease in operating expenses as discussed above, and a decrease in interest revenue due to declining interest rates. Partially offsetting the increase in net loss were nominal decreases in interest expense and amortization of deferred costs.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2003, did not include losses of $38,628 and $58,896, respectively, compared to excluded losses of $64,225 and $128,449 for the three and six month periods ended June 30, 2002, respectively.

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2003.


Item 3. Controls and Procedures
        -----------------------

     In July 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


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


Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

     a.   Exhibits

          Exhibit No.               Description
          -----------               ------------

              99 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

     b. No reports of on Form 8-K were filed with the Commission during the quarter ended June 30, 2003.

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



                                  CAPITAL REALTY INVESTORS-85 LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




July 29, 2003                         by:  /s/ Michael J. Tuszka
------------------                         -------------------------------------
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


                                    CAPITAL REALTY INVESTORS-85
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



July 29, 2003                            by:  /s/Michael J. Tuszka
-------------                                 ----------------------------------
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


                                    CAPITAL REALTY INVESTORS-85
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



July 29, 2003                            by:  /s/William B. Dockser
-------------                                 ----------------------------------
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