Form 10QSB
period 2003-09-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2003-10-28
CIK 770895

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

                For the quarterly period ended September 30, 2003


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003



                                                                          Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2003 and December 31, 2002......................  1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2003
             and 2002 .....................................................  2

         Statements of Cash Flows
           - for the nine months ended September 30, 2003 and 2002.........  3

         Notes to  Financial Statements
           - September 30, 2003 and 2002...................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 10

Item 3.  Controls and Procedures........................................... 12


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities...................................  13

Item 5.  Other Information.................................................  13

Item 6.  Exhibits and Reports on Form 8-K..................................  13

Signature..................................................................  15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS


                                                                                      September 30,   December 31,
                                                                                          2003           2002
                                                                                      -------------   ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $    844,976    $    816,821
Cash and cash equivalents .........................................................      3,749,470       3,913,467
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $109,796 and $105,111, respectively ..........         77,612          82,297
Property purchase costs,
  net of accumulated amortization of $95,312 and $91,285 respectively .............         65,778          69,806
Other assets ......................................................................             54             140
                                                                                      ------------    ------------

      Total assets ................................................................   $  4,737,890    $  4,882,531
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ................................................   $  1,047,600    $  1,047,600
Accrued interest payable ..........................................................      1,976,371       1,820,049
Accounts payable and accrued expenses .............................................        198,116         103,505
                                                                                      ------------    ------------

      Total liabilities ...........................................................      3,222,087       2,971,154
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................     (4,908,656)     (4,908,656)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................    (12,209,506)    (11,813,932)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      1,515,803       1,911,377
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  4,737,890    $  4,882,531
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                     For the three months ended       For the nine months ended
                                                            September 30,                   September 30,
                                                    ----------------------------    -----------------------------
                                                        2003            2002           2003             2002
                                                    ------------    ------------    ------------    ------------
Share of income from partnerships ...............   $     66,043    $    239,692    $    134,346    $    358,991
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................         11,088          18,558          38,316          54,610
                                                    ------------    ------------    ------------    ------------

  Expenses:
    Interest ....................................         47,695          56,459         156,322         169,375
    General and administrative ..................         41,213          33,688         149,286          97,181
    Management fee ..............................         24,480          24,480          73,440          73,440
    Professional fees ...........................         58,219          18,250         180,476          54,750
    Amortization of deferred costs ..............          2,904           3,668           8,712          11,003
                                                    ------------    ------------    ------------    ------------

                                                         174,511         136,545         568,236         405,749
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (163,423)       (117,987)       (529,920)       (351,139)
                                                    ------------    ------------    ------------    ------------

Net (loss) income ...............................        (97,380)        121,705        (395,574)          7,852

Accumulated losses, beginning of period .........    (12,112,126)    (11,408,013)    (11,813,932)    (11,294,160)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(12,209,506)   $(11,286,308)   $(12,209,506)   $(11,286,308)
                                                    ============    ============    ============    ============



Net (loss) income allocated
  to General Partners (1.51%) ...................   $     (1,470)   $      1,838    $     (5,973)   $        119
                                                    ============    ============    ============    ============

Net (loss) income allocated
  to Initial and Special Limited Partners (2.49%)   $     (2,425)          3,030    $     (9,850)   $        195
                                                    ============    ============    ============    ============


Net (loss) income allocated to BAC Holders (96%)    $    (93,485)   $    116,837    $   (379,751)   $      7,538
                                                    ============    ============    ============    ============


Net (loss) income per BAC,
   based on 21,158 BACs outstanding .............   $      (4.42)   $       5.52    $     (17.95)   $       0.36
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                              For the nine months ended
                                                                                    September 30,
                                                                             ---------------------------
                                                                                 2003           2002
                                                                             ------------   ------------
Cash flows from operating activities:
  Net (loss) income ......................................................   $  (395,574)   $     7,852

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships ....................................      (134,346)      (358,991)
    Amortization of deferred costs .......................................         8,712         11,003

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships        (17,719)       (17,719)
      Decrease (increase) in other assets ................................            86            (26)
      Increase in accrued interest payable ...............................       156,322        169,375
      Increase in accounts payable and accrued expenses ..................        94,611         14,604
                                                                             -----------    -----------

        Net cash used in operating activities ............................      (287,908)      (173,902)
                                                                             -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships .............................       223,911        275,235
  Advance to Local Partnership ...........................................      (100,000)            --
                                                                             -----------    -----------

        Net cash provided by investing activities ........................       123,911        275,235
                                                                             -----------    -----------

Net (decrease) increase in cash and cash equivalents .....................      (163,997)       101,333

Cash and cash equivalents, beginning of period ...........................     3,913,467      3,774,659
                                                                             -----------    -----------

Cash and cash equivalents, end of period .................................   $ 3,749,470    $ 3,875,992
                                                                             ===========    ===========



                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of September 30, 2003, and the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the interim periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. Application of the provisions of FIN 46 to interests held in a variable interest entity or potential variable interest entity has been deferred until the end of the first interim or annual period ending after December 15, 2003, for variable interest entities or potential variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have on the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46 in these financial statements. As of September 30, 2003, the Partnership's maximum loss exposure related to its investment in partnerships is limited to the remaining balance of $844,976.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,900,971 as of September 30, 2003, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. The purchase money note related to Mesa Residential Partners Limited Partnership (formerly Mesa Partners Limited Partnership) (The Pointe), in the principal amount of $643,000, matured September 30, 2003, as extended. The Managing General Partner and the noteholder have begun discussions to further extend the purchase money note. The remaining purchase money note matures in 2008.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

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

     The Partnership's inability to pay certain purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2003, was $47,695 and $156,322, respectively, and $56,459 and $169,375 for the three and nine months ended September 30, 2002, respectively. The accrued interest payable on the purchase money notes of $1,900,971 and $1,744,649 as of September 30, 2003, and December 31, 2002, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates Limited Partnership (Paradise Foothills) when the note matured on January 30, 1996, and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. As of March 31, 2003, principal and accrued interest of $230,000 and approximately $961,000, respectively, were due. Effective March 31, 2003, the Managing General Partner successfully negotiated an agreement to extend the maturity date of the purchase money note to March 31, 2008, and to reduce the interest rate. The Partnership did not receive any distributions from Paradise Foothills during the nine month periods ended September 30, 2003 and 2002. An impairment loss of $39,973, reducing the Partnership's investment in Paradise Foothills to zero, was recognized on December 31, 2002.

     The amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at September 30, 2003, will be paid upon the occurrence of specified events, as outlined in the respective Local Partnership's partnership agreement.

                                   The Pointe
                                   ----------

     The Partnership defaulted on its purchase money note relating to Mesa Residential Partners Limited Partnership (The Pointe) when the note matured on September 30, 2003, as extended, and was not paid. The default amount included principal and accrued interest of $643,000 and $877,602, respectively. As of October 28, 2003, principal and accrued interest of $643,000 and $920,118, respectively, were due. The Managing General Partner and the noteholder have begun discussions to further extend the maturity date of the purchase money note. There can be no assurance that the maturity date will be extended.

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

                                   The Pointe
                                   ----------

         Mesa Residential Partners Limited Partnership (The Pointe), which owns apartments located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, was expected to occur upon sale or refinancing of the property. However, in July 2003, when the first mortgage was refinanced, there were not enough proceeds to repay the loan. Therefore, repayment of the loan is expected to occur upon sale of the property. As of September 30, 2003, and December 31, 2002, accrued interest was $381,657 and $363,938, respectively. For financial reporting purposes, this loan has been reduced to zero by the Partnership as a result of previously suspended losses at the related Local Partnership level.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   Property Matters
     ----------------

                                   The Pointe
                                   ----------

     On July 9, 2003, the local managing general partner of The Pointe successfully refinanced the first mortgage loan related to the property owned by the Pointe. The new first mortgage loan has a balloon maturity in July 2004, and bears interest at 3.37% for the first six months, and then at LIBOR plus 225 basis points to maturity.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of September 30, 2003 and 2002, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  For the three months ended
                                                                         September 30,
                                                  -----------------------------------------------------------
                                                             2003                              2002
                                                  -------------------------        --------------------------
                                                   Equity                           Equity
                                                   Method         Suspended         Method         Suspended
                                                  --------        ---------        --------        ---------
         Number of Local Partnerships                2                2               2                2
                                                     =                =               =                =

         Revenue:
           Rental                                 $735,676         $754,336         $733,085         $769,257
           Other                                    64,254           34,971          100,483           26,119
                                                  --------         --------         --------         --------

             Total revenue                         799,930          789,307          833,568          795,376
                                                  --------         --------         --------         --------

         Expenses:
           Operating                               424,837          388,687          278,621          383,343
           Interest                                168,129          327,905          170,979          326,479
           Depreciation and amortization           134,285          152,979          135,886          150,429
                                                  --------         --------         --------         --------

             Total expenses                        727,251          869,571          585,486          860,251
                                                  --------         --------         --------         --------

         Net income (loss)                        $ 72,679         $(80,264)        $248,082         $(64,875)
                                                  ========         ========         ========         ========

         Cash distributions                       $ 89,099         $     --         $     --         $     --
                                                  ========         ========         ========         ========

         Partnership's share of Local
           Partnership net income (loss)          $ 71,949         $     --         $245,598         $     --

         Interest receivable -- The Pointe              --          (5,906)               --          (5,906)
                                                  ------------------------          ------------------------

         Share of income from partnerships                 $66,043                           $239,692
                                                           =======                           ========

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                For the nine months ended
                                                                       September 30,
                                                -------------------------------------------------------------
                                                           2003                              2002
                                                --------------------------        ---------------------------
                                                  Equity                            Equity
                                                  Method         Suspended          Method        Suspended
                                                ----------      ----------        ----------      ----------
         Number of Local Partnerships               2                2                2                2
                                                    =                =                =                =

         Revenue:
           Rental                               $2,228,928       $2,263,010       $2,228,679       $2,307,770
           Other                                   179,004          104,920          203,633           78,357
                                                ----------       ----------       ----------       ----------

             Total revenue                       2,407,932        2,367,930        2,432,312        2,386,127
                                                ----------       ----------       ----------       ----------

         Expenses:
           Operating                             1,246,068        1,166,060        1,141,179        1,150,032
           Interest                                504,390          983,713          510,030          979,441
           Depreciation and amortization           402,855          458,939          400,573          451,288
                                                ----------       ----------       ----------       ----------

             Total expenses                      2,153,313        2,608,712        2,051,782        2,580,761
                                                ----------       ----------       ----------       ----------

         Net income (loss)                      $  254,619       $ (240,782)      $  380,530       $ (194,634)
                                                ==========       ==========       ==========       ==========

         Cash distributions                     $  223,911       $       --       $  275,235       $       --
                                                ==========       ==========       ==========       ==========

         Partnership's share of Local
           Partnership net income (loss)        $  252,065       $       --       $  376,710       $       --

         Advance to Local Partnership                   --         (100,000)              --               --

         Interest receivable -- The Pointe              --         (17,719)               --         (17,719)
                                                --------------------------        --------------------------


         Share of income from partnerships               $134,346                            $358,991
                                                         ========                            ========


     As of September 30, 2003 and 2002, the Partnership's share of cumulative losses to date for two of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $7,208,627 and $6,968,772, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $31,341 and $123,498 for the three and nine month periods ended September 30, 2003, respectively, and $25,773 and $70,623 for the three and nine month periods ended September 30, 2002, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,480 for each of the three month periods ended September 30, 2003 and 2002, and $73,440 for each of the nine month periods ended September 30, 2003 and 2002.

     CRI, William B. Dockser and H. William Willoughby are General Partners of the Partnership. In connection with a proxy seeking the liquidation of the Partnership, in January 2003, one Limited Partner filed a purported class action and derivative lawsuit against these three General Partners alleging certain deficiencies in the Definitive Proxy Statement. The lawsuit alleged a violation of SEC Rule 14a-4(b)(1) in connection with the Consent Solicitation under the December 30, 2002 Definitive Proxy Statement (the Statement) and a failure to provide sufficient information in the Statement concerning refinancing the properties instead of selling them. The defendants filed a Motion to Dismiss, which was granted by the Court. However, when the defendants filed a motion to have the Court specify its findings in accordance with the Private Securities Litigation Reform Act, the plaintiff filed an opposing motion. No decision has been rendered to date on the cross motions. The Partnership's Partnership Agreement contains provisions pursuant to which the General Partners may seek indemnification for their costs, including the requirement that they obtain an opinion of independent counsel that the matter is subject to indemnification. The General Partners intend to pursue reimbursement of their related costs when the litigation is resolved. A total accrual of $130,844 for such expenses is included in the accompanying statement of operations for the nine months ended September 30, 2003, as professional fees.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2002. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,749,470 as of September 30, 2003, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of October 28, 2003, there were no material commitments for capital expenditures. The Managing General Partner has approved distributions totaling $213,717 to be paid in November 2003 (see Item 5, below for additional information concerning these distributions).

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $873,000, plus aggregate accrued interest of $1,900,971 as of September 30, 2003, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. The purchase money note related to Mesa Residential Partners Limited Partnership (formerly Mesa Partners Limited Partnership) (The Pointe), in the principal amount of $643,000, matured September 30, 2003, as extended. The Managing General Partner and the noteholder have begun discussions to further extend the purchase money note . The remaining purchase money note matures in 2008. See the notes to financial statements for additional information concerning purchase money notes.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient valueto satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both September 30, 2003, and December 31, 2002; accrued interest payable thereon was $75,400 at both September 30, 2003, and December 31, 2002. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

     The Managing General Partner has received consent from a majority of BAC Holders for the liquidation of the Partnership. It is anticipated that the Partnership's obligations, discussed above, would be retired in conjunction with such Liquidation. Implementation of the liquidation has been delayed by a lawsuit, which has been dismissed. There can be no assurance that the
Liquidation  will  be  completed   pursuant  to  the  Plan  of  Liquidation  and
Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2003, net cash provided by investing activities and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased during the nine month period ended September 30, 2003, primarily due to operating expenses paid in cash, and to an advance made to Paradise Associates Limited Partnership, as discussed in the notes to the financial statements.

     After the distributions to be made in November 2003, the Managing General Partner intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships and its Plan of Liquidation, and for operating cash reserves.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss of $97,380 for the three month period ended September 30, 2003, compared to net income of $121,705 for the corresponding period in 2002, primarily due to a decrease in share of income from partnerships, and also to an increase in professional fees related to the accrual of expenses reimbursable to the General Partners as discussed in the notes to the financial statements, a decrease in interest revenue due to declining interest rates, and an increase in general and administrative expenses related to higher reimbursed payroll costs. Partially offsetting the net loss were a decrease in interest expense due to a reduced interest rate on the purchase money note related to Paradise Foothills, and a nominal decrease in amortization of deferred costs. The decrease in share of income from partnerships was primarily due to an increase in payroll and maintenance costs at the property related to one Local Partnership, and a moderate decrease in interest income at the same Local Partnership.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     The Partnership recognized net loss of $395,574 for the nine month period ended September 30, 2003, compared to net income of $7,852 for the corresponding period in 2002, primarily due to a decrease in share of income from partnerships as a result of increases in payroll costs, maintenance costs, real estate taxes and property insurance premiums at the two properties related to the Local Partnerships accounted for under the equity method, and a $100,000 advance to a Local Partnership that was reduced to zero as a result of previously suspended losses at the Local Partnership level. Contributing to the net loss was an increase in accrued professional fees, as discussed above, and an increase in general and administrative expenses and a decrease in interest revenue, both as discussed above. Partially offsetting the net loss were a decrease in interest expense, as discussed above, and a nominal decrease in amortization of deferred costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2003, did not include losses of $79,455 and $138,351, respectively, compared to excluded losses of $64,220 and $192,668 for the three and nine month periods ended September 30, 2002, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2003.


Item 3. Controls and Procedures
        -----------------------

     In October 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2003 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities
        -------------------------------


     See Note 2.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information
        -----------------

     There is no established market for the purchase and sale of Beneficial Assignee Certificates (BACs), although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

                           Unregistered tender offers
                           --------------------------

     On September 15, 2003, Equity Resource Arlington Fund Limited Partnership (Arlington) initiated an unregistered tender offer to purchase up to 215 of the outstanding BAC units at a price of $350 per unit; the offer expired October 15, 2003. On January 10, 2003, Arlington initiated an unregistered tender offer to purchase up to 369 of the outstanding BAC units at a price of $350 per unit; the offer expired February 10, 2003. Arlington is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Arlington and do not necessarily represent the fair market value of each BAC.

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

     The Managing General Partner did not express any opinion and remained neutral toward the unregistered tender offers for the purchase of Units described above.

                                Cash Distribution
                                -----------------

     The Managing General Partner has approved a cash distribution of $211,580 ($10 per BAC unit) to holders of record as of November 1, 2003, and a cash distribution of $2,137 to the Special Limited Partner. The distributions are from cash resources accumulated from operations and distributions from Local Partnerships, and will be paid in November 2003.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.   Description
          -----------   -----------

              31.1 Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

              32 Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K - Continued
        --------------------------------

     b. No reports of on Form 8-K were filed with the Commission during the quarter ended September 30, 2003.

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



                                  CAPITAL REALTY INVESTORS-85 LIMITED
                                     PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




October 28, 2003                       by:  /s/ Michael J. Tuszka
-----------------                           ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)