Form 10KSB
period 2003-12-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2004-03-12
CIK 770895

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

                   For the fiscal year ended December 31, 2003


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

                        BENEFICIAL ASSIGNEE CERTIFICATES


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $(31,431).

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

                        2003 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II

Item 5.  Market for the Registrant's Beneficial Assignee Certificates
           and Related Partnership Matters .............................. II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... II-2
Item 7.  Financial Statements............................................ II-5
Item 8.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure........................ II-5


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management   III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits and Reports on Form 8-K................................ III-3
Item 14. Controls and Procedures......................................... III-4
Item 15. Principal Accountant Fees and Services.......................... III-5

Signatures............................................................... III-6

Financial Statements..................................................... III-8

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-85 Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 26, 1984. On November 11, 1985, the Partnership commenced offering Beneficial Assignee Certificates (BACs) for 60,000 units of limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership had an initial closing on December 27, 1985, and closed the offering on July 19, 1986, with a total of 21,200 BACs. As of December 31, 2003, 42 BACs had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) that own real property improved with multifamily rental housing. The Partnership originally made investments in eight Local Partnerships. As of December 31, 2003, the Partnership retained investments in four Local Partnerships. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or entered into construction contracts, and who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     See Part I, Item 4, hereof, for a discussion of the Partnership's Plan of Liquidation and Dissolution, which was approved by a majority of the BAC Holders in February 2003.

     As of December 31, 2003, the Partnership is the principal limited partner in the four remaining Local Partnerships. As a limited partner, the
Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. An affiliate of the Managing General Partner of the Partnership is also a general partner of the four Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2003, follows.


                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)


                                              Mortgage
          Name and Location                  Payable at              Financed and/or Insured               Number of
         of Apartment Complex               12/31/03 (2)             and/or Subsidized Under              Rental Units
         --------------------               ------------          ---------------------------------       ------------
         Paradise Foothills                 $ 7,265,911           Beal Bank/HUD Provisional Workout            180
           Phoenix, AZ                                              Agreement

         The Pointe                           6,677,817           JP Morgan Chase Bank                         238
           El Paso, TX

         Semper Village                       8,150,000           SRS Insurance Services, Inc.                 252
           Westminster, CO

         Willow Creek II                      2,382,580           Hartger & Willard Mortgage/                  159
           Kalamazoo, MI                                            Section 221(d)(4) of the
                                                                    National Housing Act
                                            -----------                                                   ------------
           TOTALS 4                         $24,476,308                                                        829
                                            ===========                                                   ============

                                                Units Occupied As                           Average Effective Annual
                                            Percentage of Total Units                            Rental Per Unit
                                                As of December 31,                         for the Years Ended December 31,
         Name and Location            ---------------------------------------       --------------------------------------------
         of Apartment Complex         2003     2002    2001     2000     1999        2003     2002       2001      2000    1999
         --------------------         ----     ----    ----     ----     ----       ------   ------     ------    ------  ------
         Paradise Foothills             92%      94%     96%      99%      94%      $6,060   $7,053     $7,546    $7,441  $6,891
          Phoenix, AZ

         The Pointe                     95%      92%     92%      90%      91%       7,454    7,344      7,222     6,935   6,567
          El Paso, TX

         Semper Village                 84%      94%     89%      94%      96%       7,105    7,475      8,245     8,220   7,685
          Westminster, CO

         Willow Creek II                89%      96%     98%     100%      99%       7,300    7,274      7,132     6,925   6,713
          Kalamazoo, MI
                                      ----     ----    ----     ----     ----       ------   ------     ------    ------  ------
           TOTALS(3) 4                  90%      94%     94%      96%      95%      $6,980   $7,287     $7,536    $7,380  $6,964
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

     (2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 2003.

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


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     On or about January 28, 2003, a lawsuit was filed in the United States District Court for the Southern District of New York by Robert Lewis,
purportedly on behalf of a class of similarly situated investors and derivatively on behalf of the Partnership, against the Managing General Partner and two of the individual General Partners (the individuals were not served). The lawsuit alleged a violation of SEC Rule 14a-4(b)(1) in connection with the Consent Solicitation under the December 30, 2002 Definitive Proxy Statement (the Statement) and a failure to provide sufficient information in the Statement concerning refinancing the properties instead of selling them. See Part I, Item 4., Submission of Matters to a Vote of Security Holders, for additional information concerning the Statement. The case was transferred to Maryland, where the U.S. District Court granted the Defendants' Motion to Dismiss and denied Plaintiff's Motion for Preliminary Injunction. The Plaintiff subsequently filed an appeal. Defendants filed a Motion to Dismiss the appeal because it was filed too late, and on February 19, 2004, the Court granted Defendants' Motion to Dismiss. See Note 3. of the notes to financial statements for further information concerning legal fees related to the defense of this lawsuit.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     On December 31, 2002, the Partnership filed a Definitive Proxy Statement (Statement) pursuant to Section 14(a) of the Securities Exchange Act of 1934. The Statement was dated December 30, 2002, and was first mailed to BAC Holders on December 31, 2002, by the Managing General Partner on behalf of the Partnership to solicit consents for approval of the following:

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
                                 ======            ====


     See Part I, Item 3, Legal Proceedings, for information concerning a lawsuit filed regarding the Statement. The Partnership has begun the process of marketing its properties; however, there can be no assurance that the
Liquidation  will  be  completed   pursuant  to  the  Plan  of  Liquidation  and
Dissolution.

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

     (b) As of March 12, 2004, there were approximately 1,575 registered holders of BACs in the Partnership.

     (c) In November 2003, the Partnership made a cash distribution of $211,580 ($10 per BAC) to BAC holders of record as of November 1, 2003, and a cash distribution of $2,137 to the Special Limited Partner. The distributions were from cash resources accumulated from operations and distributions from Local Partnerships.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB at December 31, 2003. The Partnership accounts for its investments in partnerships (Local Partnerships) using the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships in which the Partnership's investment balances have been reduced to zero.

                          New Accounting Pronuncements
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships).

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2003, the Partnership had approximately 1,575 investors who held a total of 21,158 BACs which were originally sold for the aggregate amount of $21,158,000. The Partnership originally made investments in eight Local Partnerships, of which four remain at December 31, 2003. The Partnership's liquidity, with unrestricted cash resources of $3,470,418 as of December 31, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. The Partnership's remaining obligation with respect to its investment in Local Partnerships of $174,600, excluding purchase money notes and accrued interest, is not in excess of its capital resources.

     During 2003 and 2002, the Partnership received cash distributions of $223,911 and $413,835, respectively, from the Local Partnerships.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,948,665 as of December 31, 2003, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000, which matured June 30, 2003, was extended to January 31, 2004, and the Partnership is in negotiations with the noteholder to further extend the maturity date to September 30, 2004. The remaining purchase money note matures in 2008. See the notes to financial statements for additional information concerning these purchase money notes.

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

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure or other transfer of the Partnership's interest, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both December 31, 2003 and 2002; accrued interest payable thereon was $75,400 at both December 31, 2003 and 2002. These amounts will be paid upon the occurrence of certain specified events, as outlined in the Local Partnership's partnership agreement.

     The Managing General Partner has received consent from a majority of BAC Holders for the liquidation of the Partnership. (See Part I, Item 4.) It is anticipated that the Partnership's obligations, discussed above, would be retired in conjunction with such Liquidation. The Partnership has begun the process of marketing its properties; however, there can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2003, net cash provided by investing activities and existing cash resources were adequate to support net cash used in operating and financing activities. Cash and cash equivalents decreased during the year ended December 31, 2003, primarily as a result of distributions to BAC Holders, operating expenses paid in cash, and an advance made to Paradise Associates Limited Partnership, as discussed in the notes to the financial statements.

     The  Managing  General  Partner  currently  intends  to  retain  all of the
Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships and its Plan of Liquidation, and for operating cash reserves. In November 2003, the Partnership made a cash distribution of $211,580 to BAC holders, and a distribution of $2,137 to the Special Limited Partner. No distributions were declared or paid by the Partnership during 2002.

                              Results of Operations
                              ---------------------

2003 versus 2002
----------------

     The Partnership's net loss for the year ended December 31, 2003, increased from 2002, primarily due to a decrease in share of income from Partnerships, including a $100,000 advance to a Local Partnership that was reduced to zero as a result of current losses at the Local Partnership level, an increase in professional fees related to the accrual of expenses reimbursable to the Managing General Partner as discussed in the notes to financial statements, an increase in general and administrative expenses related to higher reimbursed payroll costs, and a decrease in interest revenue due to declining interest rates. Partially offsetting the increase in net loss were a decrease in interest expense due to a reduced interest rate on the purchase money note related to Paradise Foothills, and a nominal decrease in amortization of deferred costs. The decrease in share of income from partnerships was primarily due to a decrease in rental revenue and a net increase in operating expenses, partially offset by an increase in other income, at the property related to the Local Partnership accounted for under the equity method.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2003 and 2002, did not include losses of $728,927 and $294,172, respectively.

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

     The combined rental revenues of the Partnership's remaining four properties for the five years ended December 31, 2003, follow. The combined rental revenue amount for 1999 has been adjusted to reflect the sale of two properties.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                                                                  For the years ended December 31,
                           ----------------------------------------------------------------------------------------------------
                              2003                       2002                 2001                 2000                 1999
                           ----------                 ----------           ----------           ----------           ----------
Combined Rental
  Revenue                  $5,815,982                 $6,057,610           $6,288,903           $6,162,373           $5,807,508

Annual Percentage
  (Decrease) increase                      (4.0)%                  (3.7)%                2.1%                 6.1%



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

William B. Dockser, 67, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 57, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          On or about January 28, 2003, a lawsuit was filed in the United States District Court for the Southern District of New York by Robert Lewis, purportedly on behalf of a class of similarly situated investors and derivatively on behalf of the Partnership, against the Managing General Partner and two of the individual General Partners (the individuals were not served). See Part I, Item 3., Legal Proceedings, for additional information concerning these proceedings, and their outcome.



                                      III-1

                                    PART III
                                    --------


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     (a), (b), (c), (d), (e), (f), (g), and (h)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required by this Item 10 is incorporated herein by reference to Notes 3 and 4 of the notes to consolidated financial statements contained in Part III.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at March 12, 2004.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 12, 2004, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

                                                                                  % of Total
                     Name of                    Amount and Nature                Units Issued
                Beneficial Owner             of Beneficial Ownership            and Outstanding
          ---------------------------        -----------------------            ---------------
          William B. Dockser                        Five BACs                         0.02%
          H. William Willoughby                     None                              0.00%
          All Directors and Officers
            as a Group (2 persons)                  Five BACs                         0.02%


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


                                      III-3

                                    PART III
                                    --------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K - Continued
         --------------------------------

          Exhibit No. 10 - Material Contracts.

          a. Management Services Agreement between CRI and Capital Realty Investors- 85 Limited Partnership. (Incorporated by reference to Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated June 12, 1985.)

          Exhibit No. 31.1 - Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit No. 31.2 - Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit No. 32 - Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2003.


ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

     In February 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

                                      III-4

                                    PART III
                                    --------

ITEM 14. CONTROLS AND PROCEDURES - Continued
         -----------------------

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2003 and 2002, the Partnership retained Grant Thornton LLP to provide services in the following categories and amounts.


                                            Year Ended December 31,
                                            -----------------------
                                             2003            2002
                                            -------         -------

         Audit fees                         $59,200         $56,000
         Audit-related fees                      --              --
         Tax fees (1)                        13,000          12,000
         All other fees                          --              --
                                            -------          -------
             Total billed                   $72,200          $68,000
                                            =======          =======

     (1) Preparation of Partnership federal and state tax returns.


     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership would assess whether the provision of those services would compromise Grant Thornton LLP's independence. No such services were provided by Grant Thornton LLP during the years ended December 31, 2003 and 2002.


                                      III-5

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CAPITAL REALTY INVESTORS-85
                          LIMITED PARTNERSHIP
                        --------------------------------------------------------
                        (Registrant)

                         by:  C.R.I., Inc.
                              --------------------------------------------------
                              Managing General Partner



March 12, 2004                by: /s/ William B. Dockser
--------------                    ----------------------------------------------
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


March  12, 2004               by:  /s/ H. William Willoughby
---------------                    ---------------------------------------------
DATE                               H. William Willoughby,
                                     Director, President,
                                     and Secretary



March 12, 2004                by:  /s/ Michael J. Tuszka
--------------                     ---------------------------------------------
DATE                               Michael J. Tuszka,
                                       Vice President
                                       and Chief Accounting Officer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)


                                      III-6

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                               PUBLIC ACCOUNTANTS
                               ------------------


To the Partners
Capital Realty Investors-85 Limited Partnership

     We have audited the accompanying balance sheets of Capital Realty Investors-85 Limited Partnership (a Maryland limited partnership), as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local
Partnerships. The Partnership's share of (loss) income from these Local Partnerships constitutes $56,986 of loss in 2003, and $70,061 of income in 2002, included in the Partnership's 2003 and 2002 net losses. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-85 Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' (deficit) capital, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     As described in Note 1 to the financial statements, the Partnership has received BAC Holder approval of the Partnership's plan to sell all of the Partnership's assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


                                                Grant Thornton LLP

Vienna, Virginia
March 10, 2004

                                      III-7

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2003            2002
                                                                                      ------------    ------------
Investments in and advances to partnerships .......................................   $         --    $    816,821
Investments in and advances to partnerships held for sale .........................        776,410              --
Cash and cash equivalents .........................................................      3,470,418       3,913,467
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $105,111 in 2002 .............................             --          82,297
Property purchase costs,
  net of accumulated amortization of $91,285 in 2002 ..............................             --          69,806
Other assets ......................................................................             48             140
                                                                                      ------------    ------------

      Total assets ................................................................   $  4,246,876    $  4,882,531
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ................................................   $  1,047,600    $  1,047,600
Accrued interest payable ..........................................................      2,024,065       1,820,049
Accounts payable and accrued expenses .............................................        167,400         103,505
                                                                                      ------------    ------------

      Total liabilities ...........................................................      3,239,065       2,971,154
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................     (5,122,373)     (4,908,656)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................    (12,503,781)    (11,813,932)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      1,007,811       1,911,377
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  4,246,876    $  4,882,531
                                                                                      ============    ============


                 The accompanying notes are an integral part of
                           these financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                      For the years ended
                                                                           December 31,
                                                                     ----------------------
                                                                        2003        2002
                                                                     ----------   ---------
Share of (loss) income from partnerships .........................   $ (80,611)   $  30,088
                                                                     ---------    ---------

Other revenue and expenses:

  Revenue:
    Interest .....................................................      49,180       70,554
                                                                     ---------    ---------

  Expenses:
    Interest .....................................................     204,016      225,833
    General and administrative ...................................     184,295      153,104
    Management fee ...............................................      97,920       97,920
    Professional fees ............................................     160,570      128,886
    Amortization of deferred costs ...............................      11,617       14,671
                                                                     ---------    ---------

                                                                       658,418      620,414
                                                                     ---------    ---------

      Total other revenue and expenses ...........................    (609,238)    (549,860)
                                                                     ---------    ---------

Net loss .........................................................   $(689,849)   $(519,772)
                                                                     =========    =========


Net loss allocated to General Partners (1.51%) ...................   $ (10,417)   $  (7,849)
                                                                     =========    =========


Net loss allocated to Initial and Special Limited Partners (2.49%)   $ (17,177)   $ (12,942)
                                                                     =========    =========


Net loss allocated to BAC holders (96%) ..........................   $(662,255)   $(498,981)
                                                                     =========    =========


Net loss per BAC, based on 21,158 BACs outstanding ...............   $  (31.30)   $  (23.58)
                                                                     =========    =========

                 The accompanying notes are an integral part of
                           these financial statements.

                                      III-9

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                                            Initial and      Beneficial
                                                                              Special         Assignee
                                                             General          Limited        Certificate
                                                             Partners         Partners         Holders            Total
                                                            ----------      -----------      -----------       ----------
Partners' (deficit) capital, January 1, 2002                $(168,543)      $(278,725)       $2,878,417        $2,431,149

  Net loss                                                     (7,849)        (12,942)         (498,981)         (519,772)
                                                            ---------       ---------        ----------        ----------

Partners' (deficit) capital, December 31, 2002               (176,392)       (291,667)        2,379,436         1,911,377

  Net loss                                                    (10,417)        (17,177)         (662,255)         (689,849)

  Distribution of $10.00 per BAC to BAC Holders                    --              --          (211,580)         (211,580)

  Distribution to Special Limited Partner                          --          (2,137)               --            (2,137)
                                                            ---------       ---------        ----------        ----------

Partners' (deficit) capital, December 31, 2003              $(186,809)      $(310,981)       $1,505,601        $1,007,811
                                                            =========       =========        ==========        ==========

                 The accompanying notes are an integral part of
                           these financial statements.

                                     III-10

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                   For the years ended
                                                                                       December 31,
                                                                                --------------------------
                                                                                   2003            2002
                                                                                -----------    -----------
Cash flows from operating activities:
  Net loss ..................................................................   $  (689,849)   $  (519,772)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of loss (income) from partnerships ................................        80,611        (30,088)
    Amortization of deferred costs ..........................................        11,617         14,671

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ...       (23,625)       (23,625)
      Decrease (increase) in other assets ...................................            92            (14)
      Increase in accrued interest payable ..................................       204,016        225,833
      Increase in accounts payable and accrued expenses .....................        63,895         57,968
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (353,243)      (275,027)
                                                                                -----------    -----------


Cash flows from investing activities:
  Receipt of distributions from partnerships ................................       223,911        413,835
  Advance to Local Partnership ..............................................      (100,000)            --
                                                                                -----------    -----------

        Net cash provided by investing activities ...........................       123,911        413,835
                                                                                -----------    -----------


Cash flows from financing activities:
  Distribution to BAC Holders ...............................................      (211,580)            --
  Distributions to Special Limited Partner ..................................        (2,137)            --
                                                                                -----------    -----------

        Net cash used in financing activities ...............................      (213,717)            --
                                                                                -----------    -----------


Net (decrease) increase in cash and cash equivalents ........................      (443,049)       138,808

Cash and cash equivalents, beginning of year ................................     3,913,467      3,774,659
                                                                                -----------    -----------

Cash and cash equivalents, end of year ......................................   $ 3,470,418    $ 3,913,467
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

                                     III-11

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-85 Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on December 26, 1984, and shall continue until December 31, 2039, unless sooner dissolved in accordance with the Partnership Agreement. (See Note 1.k., below, for a discussion of the Partnership's Plan of Liquidation and Dissolution.) The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) which own and operate apartment properties throughout the United States.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited Partnership-V, a limited partnership which includes certain officers and former employees of CRI. The Special Limited Partner was Two Broadway Associates, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner & Smith, Incorporated. Effective January 1, 2002, Two Broadway Associates transferred its interest to MLH Merger Corporation.

          The Partnership sold 21,200 Beneficial Assignee Certificates (BACs) at $1,000 per BAC through a public offering. The offering period was terminated on July 19, 1986. As of December 31, 2003, 42 BACs had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2003 and 2002, the Partnership's share of the cumulative losses of three of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $7,760,654 and $7,070,276, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, except as described herein, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 2003 and 2002, cumulative cash distributions of $1,425,777 had been received from Local Partnerships for which the Partnership's carrying value is zero. These distributions were recorded as increases in the Partnership's share of income from partnerships in the year received.

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


                                     III-12

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     d.   Investments in partnerships held for sale
          -----------------------------------------

          Due to the possible sale of the Partnership's interests in Paradise Foothills, The Pointe, Semper Village and Willow Creek II, or the sale of their related properties, as further discussed in Note 2.a., the Partnership's investment in these Local Partnerships was reclassified to investment in Partnerships held for sale in the accompanying consolidated balance sheet at December 31, 2003. Assets held for sale are not recorded in excess of their estimated net realizable value.

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

     i.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2003, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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

                                     III-13

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     j.   New accounting pronouncements
          -----------------------------

          In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these financial statements. As of December 31, 2003, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $776,410.

     k.   Definitive Proxy Statement
          --------------------------

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

                                     III-14

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          The Partnership has begun the process of marketing its properties; however, the record date for voting was December 20, 2002, and the final voting deadline was February 14, 2003. A tabulation of votes received by the voting deadline follows.

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
                                             ======         ====

          The Partnership has begun the process of marketing its properties; however, there can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2003 and 2002, the Partnership held limited partner interests in four Local Partnerships, which were organized to develop, construct, own, maintain and operate multifamily apartment properties. The remaining amounts due on investments in the Local Partnerships were as follows.

                                                     December 31,
                                            ------------------------------
                                               2003                2002
                                            ----------          ----------

          Due to local general partner:     $  174,600          $  174,600

          Purchase money notes due in:
            1996                                    --             230,000
            2003                                    --             643,000
            2004                               643,000                  --
            2008                               230,000                  --
                                            ----------          ----------

              Subtotal                       1,047,600           1,047,600
                                            ----------          ----------

          Accrued interest payable           2,024,065           1,820,049
                                            ----------          ----------

              Total                         $3,071,665          $2,867,649
                                            ==========          ==========


          The amount due to a local general partner, relating to Paradise Associates, L.P. (Paradise Foothills), of $174,600, plus accrued interest of $75,400, will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement. The purchase money notes have stated interest rates ranging from 5% to 9%, compounded annually. The purchase money notes are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to Mesa Partners Limited Partnership (The Pointe), in the principal amount of $643,000 which matured June 30, 2003, was extended to January 31, 2004, and the Partnership is in negotiations with the noteholder to further extend the maturity date to September 30, 2004. The remaining purchase money note matures in 2008.

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

          The  Partnership's  inability  to  pay  certain  purchase  money  note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local
     Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the
     Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure or other transfer of the Partnership's interest, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. See below for a discussion of an impairment loss relating to the Partnership's investment in Paradise Foothills.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2003 and 2002, was $204,016 and $225,833, respectively. The accrued interest payable on the purchase money notes of $1,948,665 and $1,744,649 as of December 31, 2003 and 2002, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Paradise Foothills
                               ------------------

          The Partnership defaulted on its purchase money note relating to Paradise Associates Limited Partnership (Paradise Foothills) when the note matured on January 30, 1996, and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. Effective March 31, 2003, the Managing General Partner successfully negotiated an agreement to extend the maturity date of the purchase money note to March 31, 2008, and to reduce the interest rate. The Partnership did not receive any distributions from Paradise Foothills during the years ended December 31, 2003 and 2002. An impairment loss of $39,973, reducing the Partnership's investment in Paradise Foothills to zero, was recognized on December 31, 2002. The Partnership has begun discussions with the local managing general partner to sell its interest in Paradise Foothills to the local managing general partner. There is no assurance that a sale of the Partnership's interest in Paradise Foothills will occur.

                                     III-16

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          The amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at December 31, 2003, will be paid upon the occurrence of specified events, as outlined in the respective Local Partnership's partnership agreement.

                                   The Pointe
                                   ----------

          The Partnership defaulted on its purchase money note relating to Mesa Residential Partners Limited Partnership (The Pointe) when the note matured on June 30, 2003, as extended, and was not paid. The default amount included principal and accrued interest of $643,000 and $877,602, respectively. As of March 12, 2004, principal and accrued interest of $643,000 and $970,849, respectively, were due. The note was extended to January 31, 2004, and the Partnership is in negotiations with the noteholder to further extend the maturity date to September 30, 2004. The Partnership has entered into a contract to sell its interest in The Pointe to the local managing general partner. The sale is scheduled to close in the third quarter of 2004. There is no assurance that the sale of the Partnership's interest in The Pointe will occur.

          Due to the impending sale of the Partnership's interest in The Pointe, the net unamortized acquisition fees and property purchase costs, which totaled $54,461 at December 31, 2003, have been reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2003.

                                 Semper Village
                                 --------------

          On December 19, 2003, the Local Partnership entered into a contract to sell the property owned by Sheridan West Limited Partnership (Semper Village). The sale is scheduled to close in August 2004. There is no assurance that the sale will occur.

          Due to the impending sale of the property related to the Partnership's interest in Semper Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $42,667 at December 31, 2003, has been reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2003.

                                 Willow Creek II
                                 ---------------

          The Partnership has begun discussions with the local managing general partner to sell its interest in Willow Creek II Limited Partnership (Willow Creek II) to the local managing general partner. There is no assurance that a sale of the Partnership's interest in Willow Creek II will occur.

          Due to the possible sale of the Partnership's interest in Willow Creek II, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $679,282 at December 31, 2003, has been reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2003.

                                     III-17

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     b.   Advances to Local Partnerships
          ------------------------------

                               Paradise Foothills
                               ------------------

          In connection with the refinancing of the mortgage loan secured by Paradise Foothills in March 2003, the Partnership advanced $100,000 to the Local Partnership for closing costs and to facilitate the repayment of the existing mortgage loan. The partners modified the Local Partnership agreement to give the new loan priority in repayment from sale or refinancing proceeds over all other partner loans. For financial reporting purposes, this loan has been reduced to zero by the Partnership as a result of current losses at the related Local Partnership level.

                                   The Pointe
                                   ----------

          Mesa Residential Partners Limited Partnership (The Pointe), which owns apartments located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced $262,500 to the Local Partnership in 1987. Repayment of this loan, with simple interest at 9% per annum, was expected to occur upon sale or refinancing of the property. However, in July 2003, when the first mortgage was refinanced, there were not enough proceeds to repay the loan. Therefore, repayment of the loan is expected to occur upon sale of the property. As of December 31, 2003 and 2002, accrued interest was $387,563 and $363,938, respectively. For financial reporting purposes, this loan has been reduced to zero by the Partnership as a result of current losses at the related Local Partnership level. In connection with the discounted payoff of a bank loan related to The Pointe, in February 2004 the Partnership advanced $218,000 to the Local Partnership.

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

     d.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 98.99% to 99.00% interest in profits, losses and cash distributions of each Local Partnership. Affiliates of the Managing General Partner of the Partnership are also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2003 and 2002, the Partnership received cash distributions from rental operations of the Local Partnerships of $223,911 and $413,836, respectively.

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

     e.   Impairment analysis
          -------------------

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

     f.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership is invested as of December 31, 2003, follow. The information is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                              COMBINED BALANCE SHEETS
                                                 December 31, 2003

                                                               Equity
                                                               Method          Suspended            Total
                                                            ------------      ------------       ------------
          Number of Local Partnerships                           1                3                   4
                                                                 =                =                   =

          Rental property, at cost, net of
            accumulated depreciation of
            $5,690,856, $15,616,501, and
            $21,307,357, respectively                       $  2,342,610      $  8,698,220       $ 11,040,830
          Land                                                   230,298         3,868,445          4,098,743
          Other assets                                           682,398         2,992,973          3,675,371
                                                            ------------      ------------       ------------

              Total assets                                  $  3,255,306      $ 15,559,638       $ 18,814,944
                                                            ============      ============       ============


          Mortgage notes payable                            $  2,382,580      $ 22,093,728       $ 24,476,308
          Other liabilities                                      180,262         1,665,905          1,846,167
          Due to general partners                                     --         3,120,729          3,120,729
                                                            ------------      ------------       ------------

              Total liabilities                                2,562,842        26,880,362         29,443,204

          Partners' capital (deficit)                            692,464       (11,320,724)       (10,628,260)
                                                            ------------      ------------       ------------

              Total liabilities and partners'
                capital (deficit)                           $  3,255,306      $ 15,559,638       $ 18,814,944
                                                            ============      ============       ============


                                                      III-19

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2003

                                                               Equity
                                                               Method          Suspended            Total
                                                            -----------       -----------        -----------
          Number of Local Partnerships                           1                3                   4
                                                                 =                =                   =

          Revenue:
            Rental                                          $ 1,160,765       $ 4,655,217        $ 5,815,982
            Other                                                48,379           362,728            411,107
                                                            -----------       -----------        -----------

              Total revenue                                   1,209,144         5,017,945          6,227,089
                                                            -----------       -----------        -----------

          Expenses:
            Operating                                           698,382         3,332,330          4,030,712
            Interest                                            181,583         1,427,356          1,608,939
            Depreciation and amortization                       218,784         1,123,632          1,342,416
                                                            -----------       -----------        -----------

              Total expenses                                  1,098,749         5,883,318          6,982,067
                                                            -----------       -----------        -----------

          Net income (loss)                                 $   110,395       $  (865,373)       $  (754,978)
                                                            ===========       ===========        ===========

          Cash distributions                                $   134,811       $    89,100        $   223,911
                                                            ===========       ===========        ===========

          Cash distributions recorded as reduction
            of investments in partnerships                  $   134,811       $    41,371        $   176,182
                                                            ===========       ===========        ===========

          Cash distributions recorded as income             $        --       $    47,729        $    47,729

          Partnership's share of Local Partnership
            net income (loss)                               $   109,280       $  (113,995)(1)    $    (4,715)

          Advance to Paradise Foothills                              --          (100,000)          (100,000)

          Interest receivable -- The Pointe                          --           (23,625)           (23,625)
                                                            -----------       -----------        -----------

          Share of income (loss) from partnerships          $   109,280       $  (189,891)       $   (80,611)
                                                            ===========       ===========        ===========


          (1) Represents Partnership's share of loss from a Local Partnership which reduced the Partnership's carrying value to zero.

          Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership is invested as of December 31, 2002, follow. The information is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                     III-20

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                              COMBINED BALANCE SHEETS
                                                 December 31, 2002

                                                               Equity
                                                               Method          Suspended            Total
                                                            -----------       -----------        -----------
         Number of Local Partnerships                            2                2                   4
                                                                 =                =                   =

         Rental property, at cost, net of
           accumulated depreciation of
           $10,442,813, $9,731,738, and
           $20,174,551, respectively                        $ 5,021,963       $ 6,469,816        $11,491,779
         Land                                                 1,698,450         2,379,911          4,078,361
         Other assets                                         2,890,993           942,667          3,833,660
                                                            -----------       -----------        -----------

             Total assets                                   $ 9,611,406       $ 9,792,394        $19,403,800
                                                            ===========       ===========        ===========


         Mortgage notes payable                             $10,615,521       $12,871,965        $23,487,486
         Other liabilities                                           --         2,975,401          2,975,401
         Due to general partners                                552,253         2,036,764          2,589,017
                                                            -----------       -----------        -----------

             Total liabilities                               11,167,774        17,884,130         29,051,904

         Partners' deficit                                   (1,556,368)       (8,091,736)        (9,648,104)
                                                            -----------       -----------        -----------

             Total liabilities and partners' deficit        $ 9,611,406       $ 9,792,394        $19,403,800
                                                            ===========       ===========        ===========



                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2002

                                                               Equity
                                                               Method          Suspended            Total
                                                            -----------       -----------        -----------
         Number of Local Partnerships                            2                2                   4
                                                                 =                =                   =

         Revenue:
           Rental                                           $ 3,040,263       $ 3,017,347        $ 6,057,610
           Other                                                216,101           139,894            355,995
                                                            -----------       -----------        -----------

             Total revenue                                    3,256,364         3,157,241          6,413,605
                                                            -----------       -----------        -----------

         Expenses:
           Operating                                          1,952,055         1,554,746          3,506,801
           Interest                                             672,520         1,311,616          1,984,136
           Depreciation and amortization                        537,139           611,918          1,149,057
                                                            -----------       -----------        -----------

             Total expenses                                   3,161,714         3,478,280          6,639,994
                                                            -----------       -----------        -----------

         Net income (loss)                                  $    94,650       $  (321,039)       $  (226,389)
                                                            ===========       ===========        ===========

         Cash distributions                                 $   413,836       $        --        $   413,836
                                                            ===========       ===========        ===========

         Cash distributions recorded as reduction
           investment in partnerships                       $   413,836       $        --        $   413,836
                                                            ===========       ===========        ===========

         Partnership's share of Local Partnership
           Net income (loss)                                $    93,686       $        --        $    93,686

         Interest receivable -- The Pointe                           --           (23,625)           (23,625)

         Impairment loss -- Paradise Foothills                       --           (39,973)           (39,973)
                                                            -----------       -----------        -----------

         Share of income (loss) from partnerships           $    93,686       $   (63,598)       $    30,088
                                                            ===========       ===========        ===========

                                     III-21

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     g.   Reconciliation of the Local Partnerships' financial
          ---------------------------------------------------
            statement net loss to taxable loss
            ----------------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (i) certain revenue and the related assets are recorded when received rather than when earned; (ii) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (iii) a shorter life is used to compute depreciation on the property as permitted by Internal Revenue Service (IRS) Regulations. These returns are subject to examination and, therefore, possible adjustment by the IRS.

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable loss follows.


                                                                                   For the years ended
                                                                                        December 31,
                                                                                ---------------------------
                                                                                   2003             2002
                                                                                ----------       ----------
         Financial statement net loss                                           $(754,978)       $(226,389)

         Adjustments:
           Additional tax depreciation using accelerated methods,
             net of depreciation on construction period expenses
             capitalized for financial statement purposes                          41,995         (248,872)

           Amortization for financial statement purposes
             not deducted for income tax purposes                                 (50,522)           8,053

           Miscellaneous, net                                                      71,837           55,771
                                                                                ---------        ---------

         Taxable loss                                                           $(591,668)       $(411,437)
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2003 and 2002, the Partnership paid $151,355 and $102,477, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $97,920 for each of the years ended December 31, 2003 and 2002.

                                     III-22

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued


     CRI, William B. Dockser and H. William Willoughby are General Partners of the Partnership. In connection with a proxy seeking the liquidation of the Partnership, in January 2003, one Limited Partner filed a purported class action and derivative lawsuit against these three General Partners alleging certain deficiencies in the Definitive Proxy Statement. After various motions, cross motions, and appeals, on February 19, 2004, the Court granted the Partnership's motion to dismiss, and the case has been closed. The Partnership's Partnership Agreement contains provisions pursuant to which the General Partners may seek indemnification for their costs, including the requirement that they obtain an opinion of independent counsel that the matter is subject to indemnification. A total accrual of $90,430 for such expenses is included in the accompanying statement of operations for the year ended December 31, 2003, as professional fees.


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS

     All profits and losses prior to the first date on which the first BAC holders were admitted were allocated to affiliates of the General Partners. Upon admission of the first BAC holder, such interests were reduced. The BAC holders own 96% of the Partnership. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the Local Partnerships or their rental properties shall be distributed and applied as follows:

     (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
     (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
     (iii)except in the case of a refinancing, to each partner in an amount equal to the positive balance in his capital account as of the date of the sale, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale or refinancing and allocated pursuant to the Partnership Agreement;
     (iv) to the Assignees and BAC holders an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds;
     (v) to the Special Limited Partner an amount equal to one percent of the sum of the sale and refinancing proceeds less the amounts set forth above;
     (vi) to the Assignees and BAC holders, an amount for each fiscal year after 1986, equal to a noncompounded cumulative return of six percent per annum of the capital contribution paid by each Assignee and each BAC holder, which additional amount may be increased by a Tax Bracket Adjustment Factor, and reduced, but not below zero, by distributions of net cash flow to each Assignee and BAC holder; and to the Special and Initial Limited Partners, in the amount of their capital contributions, respectively;
     (vii)to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;

                                     III-23

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

     (viii)  to  the   General   Partners   in  the  amount  of  their   capital
          contributions;
     (ix) thereafter, in equal shares to the General Partners for services to the Partnership and to the Special Limited Partner whether or not any is then a general partner or special limited partner (or their designees), an aggregate fee of one percent of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such one percent fee was not paid to the General Partners or the Special Limited Partner or their designees (provided, however, that to the extent CRI receives a disposition fee in connection with the liquidation of a Local Partnership, it and its current shareholders have agreed to waive any fee they might otherwise receive under this subsection);
     (x) to the General Partners, the Initial Limited Partner and the Special Limited Partner an amount equal to the total of all accrued but unpaid portions of the Deferred Cash Flow Return which were previously deferred; and
     (xi) the remainder, 12% in the aggregate to the General Partners and the Initial Limited Partner (or their assignees) (11.51% to the General Partners and 0.49% to the Initial Limited Partner), 85% in the aggregate to the Assignees and BAC holders, as a group (or their assignees) and three percent to the Special Limited Partner.

     Fees payable to the General Partners and the Special Limited Partner (or their designees) under (ix) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or six percent of the sales price of the apartment properties.

     As of the voting deadline of February 14, 2003, the Partnership received consent of over 70% of the outstanding BACs to the sale of all of the Partnership's assets. The consent would amend the Partnership's Limited Partnership Agreement to permit CRI to be eligible to receive an incentive disposition fee of up to five percent of the sales prices of the properties if CRI markets and sells the properties in which the Partnership holds interests instead of having a third party do so. The limit on property disposition fees will not change, and in no event would the amendment permitting CRI to receive an incentive disposition fee cause the existing fee cap to be exceeded or otherwise increase the fees payable by the Partnership in connection with the sales of the properties in which the Partnership holds interests. (See Part I, Item 3.) There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

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

                                     III-24

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

     No distribution was declared or paid by the Partnership during 2002. In November 2003, the Partnership made a cash distribution of $211,580 ($10 per
BAC) to BAC holders of record as of November 1, 2003, and a cash distribution of $2,137 to the Special Limited Partner. The distributions were from cash resources accumulated from operations and distributions from Local Partnerships. The Managing General Partner has reserved all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships, and subject to the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution, as discussed in Note 1.k., above.


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET LOSS TO TAXABLE LOSS

     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations; and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.g.), including losses in excess of related investment amounts. These returns are subject to examination and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net loss to taxable loss follows.

                                                                For the years ended
                                                                     December 31,
                                                           ------------------------------
                                                               2003              2002
                                                           -----------       ------------
Financial statement net loss                               $  (689,849)      $  (519,772)

Adjustments:
  Differences between financial statement net loss
    and taxable loss related to the Partnership's
    equity in the Local Partnerships' income                  (414,398)         (337,684)

  Differences in amortization of
    acquisition costs and property purchase costs               (2,029)            1,024

  Miscellaneous, net                                            (1,996)           13,667
                                                           -----------       -----------

Taxable loss                                               $(1,108,272)      $  (842,765)
                                                           ===========       ===========


                                      # # #

                                     III-25

                                 EXHIBIT No. 99

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-85 Limited Partnership has invested.


                                     III-26