Form 10QSB
period 2004-03-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2004-04-29
CIK 770895

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

                  For the quarterly period ended March 31, 2004


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004



                                                                           Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2004 and December 31, 2003.........................  1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2004 and 2003 ..........  2

         Statements of Cash Flows
           - for the three months ended March 31, 2004 and 2003...........  3

         Notes to  Financial Statements
           - March 31, 2004 and 2003......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 10

Item 3.  Controls and Procedures.......................................... 12


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................. 13

Item 5.  Other Information................................................ 13

Item 6.  Exhibits and Reports on Form 8-K................................. 13

Signature................................................................. 14

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        March 31,     December 31,
                                                                                          2004            2003
                                                                                      -------------   ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships held for sale .........................   $    803,730    $    776,410
Cash and cash equivalents .........................................................      2,865,200       3,470,418
Notes receivable from local managing general partner ..............................        496,460              --
Other assets ......................................................................             46              48
                                                                                      ------------    ------------

      Total assets ................................................................   $  4,165,436    $  4,246,876
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ................................................   $  1,047,600    $  1,047,600
Accrued interest payable ..........................................................      2,075,197       2,024,065
Accounts payable and accrued expenses .............................................        202,592         167,400
                                                                                      ------------    ------------

      Total liabilities ...........................................................      3,325,389       3,239,065
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................     (5,122,373)     (5,122,373)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................    (12,671,545)    (12,503,781)
                                                                                      ------------    ------------

      Total partners' capital .....................................................        840,047       1,007,811
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  4,165,436    $  4,246,876
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                      For the three months ended
                                                                                March 31,
                                                                     ----------------------------
                                                                         2004            2003
                                                                     ------------    ------------
Share of income (loss) from partnerships .........................   $     21,414    $    (83,735)
                                                                     ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .....................................................         11,263          15,067
                                                                     ------------    ------------

  Expenses:
    Interest .....................................................         51,132          60,932
    General and administrative ...................................         51,201          49,981
    Management fee ...............................................         24,480          24,480
    Professional fees ............................................         73,628          45,250
    Amortization of deferred costs ...............................             --           2,904
                                                                     ------------    ------------

                                                                          200,441         183,547
                                                                     ------------    ------------

      Total other revenue and expenses ...........................       (189,178)       (168,480)
                                                                     ------------    ------------

Net loss .........................................................       (167,764)       (252,215)

Accumulated losses, beginning of period ..........................    (12,503,781)    (11,813,932)
                                                                     ------------    ------------

Accumulated losses, end of period ................................   $(12,671,545)   $(12,066,147)
                                                                     ============    ============



Net loss allocated to General Partners (1.51%) ...................   $     (2,533)   $     (3,808)
                                                                     ============    ============


Net loss allocated to Initial and Special Limited Partners (2.49%)   $     (4,177)         (6,280)
                                                                     ============    ============


Net loss allocated to BAC Holders (96%) ..........................   $   (161,054)   $   (242,127)
                                                                     ============    ============


Net loss per BAC, based on 21,158 BACs outstanding ...............   $      (7.61)   $     (11.44)
                                                                     ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                For the three months ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                   2004            2003
                                                                                -----------    ------------
Cash flows from operating activities:
  Net loss ..................................................................   $  (167,764)   $  (252,215)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of (income) loss from partnerships ................................       (21,414)        83,735
    Amortization of deferred costs ..........................................            --          2,904

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ...        (6,617)        (7,156)
      Decrease in other assets ..............................................             2             56
      Increase in accrued interest payable ..................................        51,132         60,932
      Increase (decrease) in accounts payable and accrued expenses ..........        35,192        (29,955)
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (109,469)      (141,699)
                                                                                -----------    -----------

Cash flows from investing activities:
  Loans to local managing general partner ...................................      (495,749)            --
  Advance to Local Partnership ..............................................            --       (100,000)
                                                                                -----------    -----------

        Net cash used in investing activities ...............................      (495,749)      (100,000)
                                                                                -----------    -----------

Net decrease in cash and cash equivalents ...................................      (605,218)      (241,699)

Cash and cash equivalents, beginning of period ..............................     3,470,418      3,913,467
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 2,865,200    $ 3,671,768
                                                                                ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of March 31, 2004, and the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2003. The results of operations for the interim period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2003.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these financial statements. As of March 31, 2004, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $803,730.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $873,000 plus aggregate accrued interest of $1,999,797 as of March 31, 2004, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to Mesa Residential Partners Limited Partnership (formerly Mesa Partners Limited Partnership) (The Pointe), in the principal amount of $643,000, which matured June 30, 2003, has been extended to September 30, 2004. The remaining purchase money note matures in 2008.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

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

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2004 and 2003, was $51,132 and $60,932, respectively. The accrued interest payable on the purchase money notes of $1,999,797 and $1,948,665 as of March 31, 2004 and December 31, 2003,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Associates Limited Partnership (Paradise Foothills) when the note matured on January 30, 1996, and was not paid. The default amount included principal and accrued interest of $230,000 and $371,464, respectively. Effective March 31, 2003, the Managing General Partner successfully negotiated an agreement to extend the maturity date of the purchase money note to March 31, 2008, and to reduce the interest rate. The Partnership did not receive any distributions from Paradise Foothills during the three month periods ended March 31, 2004 and 2003. The Partnership has begun discussions with the local managing general partner to sell its interest in Paradise Foothills to the local managing general partner. There is no assurance that a sale of the Partnership's interest in Paradise Foothills will occur.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the possible sale of the Partnership's interest in Paradise Foothills, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $0 at both March 31, 2004 and December 31, 2003, has been reclassified to investment in and advances to partnerships held for sale in the accompanying balance sheets at March 31, 2004 and December 31, 2003.

     The principal amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at March 31, 2004, will be paid upon the occurrence of specified events, as outlined in the respective Local Partnership's partnership agreement.

                                   The Pointe
                                   ----------

     The Partnership defaulted on its purchase money note relating to Mesa Residential Partners Limited Partnership (formerly Mesa Partners Limited Partnership) (The Pointe) when the note matured on June 30, 2003, as extended, and was not paid. The default amount included principal and accrued interest of $643,000 and $877,602, respectively. The maturity date of the note has been extended to September 30, 2004. The Partnership has entered into a contract to sell its interest in The Pointe to an affiliate of the local managing general partner. The sale is scheduled to close in the third quarter of 2004. There is no assurance that the sale of the Partnership's interest in The Pointe will occur.

     Due to the impending sale of the Partnership's interest in The Pointe, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $54,461 at both March 31, 2004 and December 31, 2003, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets at March 31, 2004 and December 31, 2003.

                                 Semper Village
                                 --------------

     On December 19, 2003, the Local Partnership entered into a contract to sell the property owned by Sheridan West Limited Partnership (Semper Village). The sale is scheduled to close in August 2004. There is no assurance that the sale of the property will occur.

     Due to the impending sale of the property related to the Partnership's interest in Semper Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $42,667 at March 31, 2004 and December 31, 2003, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets at March 31, 2004 and December 31, 2003.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Willow Creek II
                                 ---------------

     The Partnership has begun discussions with the local managing general partner to sell its interest in Willow Creek II Limited Partnership (Willow Creek II) to the local managing general partner. There is no assurance that a sale of the Partnership's interest in Willow Creek II will occur.

     Due to the possible sale of the Partnership's interest in Willow Creek II, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $706,602 and $679,282 at March 31, 2004 and December 31, 2003, respectively, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets at March 31, 2004 and December 31, 2003.

b.   Advances to Local Partnerships
     ------------------------------

                               Paradise Foothills
                               ------------------

     In connection with the refinancing of the mortgage loan secured by the property owned by Paradise Foothills in March 2003, the Partnership advanced $100,000 to the Local Partnership for closing costs and to facilitate the repayment of the existing mortgage loan. The partners modified the Local Partnership agreement to give the new loan priority in repayment from sale or refinancing proceeds over all other partner loans. For financial reporting purposes, this loan has been reduced to zero by the Partnership as a result of losses at the related Local Partnership level.

                                   The Pointe
                                   ----------

     Mesa Residential Partners Limited Partnership (formerly Mesa Partners Limited Partnership) (The Pointe), which owns apartments located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced a total of $262,500 to the Local Partnership in 1987. Repayment of these loans, with simple interest at 9% per annum, was expected to occur upon sale or refinancing of the property. However, in July 2003, when the first mortgage was refinanced, there were not enough proceeds to repay the loans. Therefore, the Partnership contracted to sell its loans receivable together with its interest in the Local Partnership to an affiliate of the local general partner. As of March 31, 2004 and December 31, 2003, accrued interest was $393,469 and $387,563, respectively. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the related Local Partnership level.

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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the four Local Partnerships in which the Partnership was invested as of March 31, 2004 and 2003, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The information for each of the periods is presented separately for two Local Partnerships which have investment basis (equity method), and for two Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is a reconciliation of the sources of the Partnership's share of income (loss) from partnerships.


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                  For the three months ended
                                                                          March 31,
                                                  -------------------------------------------------------------
                                                             2004                              2003
                                                  ---------------------------       ---------------------------
                                                   Equity                            Equity
                                                   Method          Suspended         Method          Suspended
                                                  ----------       ----------       ----------       ----------
         Number of Local Partnerships                2                 2               2                 2
                                                     =                 =               =                 =

         Revenue:
           Rental                                 $  733,678       $  720,317       $  760,066       $  754,337
           Other                                      29,708           73,070           54,025           34,974
                                                  ----------       ----------       ----------       ----------

             Total revenue                           763,386          793,387          814,091          789,311
                                                  ----------       ----------       ----------       ----------

         Expenses:
           Operating                                 402,370          480,717          488,014          388,687
           Interest                                  159,927          242,308          168,130          327,905
           Depreciation and amortization             163,755          171,850          134,285          152,979
                                                  ----------       ----------       ----------       ----------

             Total expenses                          726,052          894,875          790,429          869,571
                                                  ----------       ----------       ----------       ----------

         Net income (loss)                        $   37,334       $ (101,488)      $   23,662       $  (80,260)
                                                  ==========       ==========       ==========       ==========

         Partnership's share of Local
           Partnership net income (loss)          $   27,320       $       --       $   23,421       $       --

         Advance to Paradise Foothills                    --               --               --         (100,000)

         Interest receivable -- The Pointe                --          (5,906)               --          (7,156)
                                                  --------------------------        --------------------------

         Share of income (loss) from
           partnerships                                    $21,414                           $(83,735)
                                                           =======                           ========


     As of March 31, 2004 and 2003, the Partnership's share of cumulative losses to date for two of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $7,851,482 and $7,049,725, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $40,437 and $42,837 for the three month periods ended March 31, 2004 and 2003, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,480 for each of the three month periods ended March 31, 2004 and 2003.

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership (Definitive Proxy Statement), which has been approved by a majority of the units of Limited Partner Interest, the Managing General Partner may receive an incentive disposition fee of up to five percent of the sales prices of the properties if it markets and sells the properties in which the Partnership holds interests instead of having a third party do so.

     CRI, William B. Dockser and H. William Willoughby are General Partners of the Partnership. In connection with a proxy seeking the liquidation of the Partnership, in January 2003, one Limited Partner filed a purported class action and derivative lawsuit against these three General Partners alleging certain deficiencies in the Definitive Proxy Statement. After various motions, cross motions, and appeals, on February 19, 2004, the U.S. Court of Appeals for the Fourth Circuit granted the Partnership's motion to dismiss, and the case has been closed. The Partnership's Partnership Agreement contains provisions pursuant to which the General Partners may seek indemnification for their costs, including the requirement that they obtain an opinion of independent counsel that the matter is subject to indemnification, and the General Partners expect to receive such opinion during the second quarter of 2004, at which time the Partnership will reimburse the General Partners for their costs. A total accrual of $138,933 is included in accounts payable and accrued expenses in the accompanying balance sheet at March 31, 2004, of which $48,503 was expensed in the three month period ended March 31, 2004, as professional fees.

     In connection with the local managing general partner's discounted purchase of two bank loans owed by the Local Partnership, the Partnership advanced $218,000 in February 2004, and $277,749 in March 2004, to the local managing general partner. Repayment of these loans, with simple interest at 1.62% and 1.58% per annum, respectively, is expected to occur upon the earlier of (i) September 30, 2004, or (ii) the date of sale of (a) the interests of the Partnership in The Pointe or (b) the real property owned by The Pointe. As of March 31, 2004, accrued interest was $711.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2003. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for two Local Partnerships in which the Partnership's investment balances have been reduced to zero.

                          New Accounting Pronouncement
                          ----------------------------

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,865,200 as of March 31, 2004, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of April 29, 2004, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $873,000, plus aggregate accrued interest of $1,999,797 as of March 31, 2004, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. The purchase money note related to Mesa Residential Partners Limited Partnership (formerly Mesa Partners Limited Partnership) (The Pointe), in the principal amount of $643,000, has been extended to September 30, 2004. The remaining purchase money note matures in 2008. See the notes to financial statements for additional information concerning these purchase money notes.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both March 31, 2004, and December 31, 2003; accrued interest payable thereon was $75,400 at both March 31, 2004, and December 31, 2003. These amounts will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement.

     The Managing General Partner has received consent from a majority of BAC Holders for the liquidation of the Partnership. It is anticipated that the Partnership's obligations, discussed above, would be retired in conjunction with such Liquidation. Implementation of the liquidation was delayed by a lawsuit, which has been dismissed. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2004, existing cash resources were adequate to support operating and investing cash requirements. Cash and cash equivalents decreased $605,218 during the three month period ended March 31, 2004, primarily due to operating expenses paid in cash and loans made to the local general partner of Mesa Residential Partners Limited Partnership, as discussed in Note 3 of the notes to financial statements at March 31, 2004.

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

                              Results of Operations
                              ---------------------

     The Partnership's net loss decreased from the corresponding period in 2003, primarily due to an increase in share of income from partnerships, a decrease in interest expense due to a reduced interest rate on the purchase money note related to Paradise Foothills and a nominal decrease in amortization of deferred costs; these factors were partially offset by an increase in professional legal fees, a nominal decrease in interest revenue and a nominal increase in general and administrative expenses. The increase in share of income from partnerships was primarily a result of the 2003 reduction to zero of a $100,000 loan to a Local Partnership due to losses at the Local Partnership level.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2004 and 2003, did not include losses of $100,465 and $20,268, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2004.


Item 3. Controls and Procedures

     In April 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the April 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's defaults on one purchase money note.


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


Item 6. Exhibits and Reports on Form 8-K

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

     b. No reports of on Form 8-K were filed with the Commission during the quarter ended March 31, 2004.

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



                                   CAPITAL REALTY INVESTORS-85 LIMITED
                                     PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




April 29, 2004                         by:  /s/ Michael J. Tuszka
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)