Form 10QSB
period 2004-06-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2004-08-03
CIK 770895

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

                  For the quarterly period ended June 30, 2004


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2004



                                                                           Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2004 and December 31, 2003............................ 1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2004 and 2003 ..... 2

         Statements of Cash Flows
           - for the six months ended June 30, 2004 and 2003................ 3

         Notes to  Financial Statements
           - June 30, 2004 and 2003......................................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 11

Item 3.  Controls and Procedures............................................ 13


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................... 13

Item 5.  Other Information.................................................. 14

Item 6.  Exhibits and Reports on Form 8-K................................... 14

Signature................................................................... 15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS


                                                                                        June 30,      December 31,
                                                                                          2004            2003
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships held for sale .........................   $    640,021    $    776,410
Cash and cash equivalents .........................................................      3,724,036       3,470,418
Other assets ......................................................................             83              48
                                                                                      ------------    ------------

      Total assets ................................................................   $  4,364,140    $  4,246,876
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ................................................   $    404,600    $  1,047,600
Accrued interest payable ..........................................................      1,111,873       2,024,065
Accounts payable and accrued expenses .............................................         63,246         167,400
                                                                                      ------------    ------------

      Total liabilities ...........................................................      1,579,719       3,239,065
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................     (5,122,373)     (5,122,373)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................    (10,727,171)    (12,503,781)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      2,784,421       1,007,811
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  4,364,140    $  4,246,876
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                    For the three months ended       For the six months ended
                                                             June 30,                        June 30,
                                                   ----------------------------    ----------------------------
                                                       2004            2003            2004            2003
                                                   ------------    ------------    ------------    ------------
Share of income from partnerships ..............   $     20,146    $    152,038    $     41,560    $     68,303
                                                   ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ...................................         10,064          12,161          21,327          27,228
                                                   ------------    ------------    ------------    ------------

  Expenses:
    Interest ...................................         40,768          47,695          91,900         108,627
    General and administrative .................         50,988          58,092         102,189         108,073
    Management fee .............................         24,480          24,480          48,960          48,960
    Professional fees ..........................         22,384          77,007          96,012         122,257
    Amortization of deferred costs .............             --           2,904              --           5,808
                                                   ------------    ------------    ------------    ------------

                                                        138,620         210,178         339,061         393,725
                                                   ------------    ------------    ------------    ------------

      Total other revenue and expenses .........       (128,556)       (198,017)       (317,734)       (366,497)
                                                   ------------    ------------    ------------    ------------

Loss before gain on disposition of investment
  in partnership ...............................       (108,410)        (45,979)       (276,174)       (298,194)

Gain on disposition of investment in partnership      2,052,784              --       2,052,784              --
                                                   ------------    ------------    ------------    ------------

Net income (loss) ..............................      1,944,374         (45,979)      1,776,610        (298,194)

Accumulated losses, beginning of period ........    (12,671,545)    (12,066,147)    (12,503,781)    (11,813,932)
                                                   ------------    ------------    ------------    ------------

Accumulated losses, end of period ..............   $(10,727,171)   $(12,112,126)   $(10,727,171)   $(12,112,126)
                                                   ============    ============    ============    ============



Net income (loss) allocated to
   General Partners (1.51%) ....................   $     29,360    $       (694)   $     26,827    $     (4,503)
                                                   ============    ============    ============    ============

Net income (loss) allocated to
   Initial and Special Limited Partners (2.49%)    $     48,415    $     (1,145)   $     44,238    $     (7,425)
                                                   ============    ============    ============    ============


Net income (loss) allocated to
   BAC Holders (96%) ...........................   $  1,866,599    $    (44,140)   $  1,705,545    $   (286,266)
                                                   ============    ============    ============    ============


Net income (loss) per BAC,
  based on 21,158 BACs outstanding .............   $      88.22    $      (2.09)   $      80.61    $     (13.53)
                                                   ============    ============    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 For the six months ended
                                                                                          June 30,
                                                                                 --------------------------
                                                                                    2004            2003
                                                                                 -----------    -----------
Cash flows from operating activities:
  Net income (loss) ..........................................................   $ 1,776,610    $  (298,194)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships ........................................       (41,560)       (68,303)
    Amortization of deferred costs ...........................................            --          5,808
    Gain on disposition of investment in partnership .........................    (2,052,784)            --


    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ....       (10,100)       (11,813)
      (Increase) decrease in other assets ....................................           (35)            80
      Increase in accrued interest payable ...................................        91,900        108,627
      (Decrease) increase in accounts payable and accrued expenses ...........      (104,154)        40,673
                                                                                 -----------    -----------

        Net cash used in operating activities ................................      (340,123)      (223,122)
                                                                                 -----------    -----------

Cash flows from investing activities:
  Proceeds from disposition of investment in partnership,
    net of disposition fee of $507,112, paid to related party ................       460,153             --
  Loans to local managing general partner ....................................      (495,749)            --
  Collection of loans to local managing general partner ......................       495,749             --
  Receipt of distributions from partnerships .................................       133,588        134,812
  Advance to local partnership ...............................................            --       (100,000)
                                                                                 -----------    -----------

        Net cash provided by investing activities ............................       593,741         34,812
                                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents .........................       253,618       (188,310)

Cash and cash equivalents, beginning of period ...............................     3,470,418      3,913,467
                                                                                 -----------    -----------

Cash and cash equivalents, end of period .....................................   $ 3,724,036    $ 3,725,157
                                                                                 ===========    ===========


Supplemental disclosure of cash flow information: Non-cash financing activity:
   Purchase money note principal and accrued interest
    payable assumed by purchaser of
    related investment in partnership ........................................   $ 1,647,092    $        --
                                                                                 ===========    -----------



                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of June 30, 2004, and the results of its operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the interim period ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these financial statements. As of June 30, 2004, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $640,021.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's remaining obligation with respect to its investment in Paradise Associates Limited Partnership (Paradise Foothills), in the form of a nonrecourse purchase money note having a principal balance of $230,000 plus accrued interest of $1,036,473 as of June 30, 2004, is payable in full upon the earliest of: (i) sale or refinancing of the Local Partnership's rental property;
(ii) payment in full of the Local Partnership's permanent loan; or (iii) maturity. The purchase money note matures in 2008.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in Paradise Foothills. There is no assurance that the underlying property will have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest when due. If the purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in Paradise Foothills. In the event that the purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in Paradise Foothills.

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2004, was $40,768 and $91,900, respectively, and $47,695 and $108,627 for the three and six months ended June 30, 2003, respectively. The accrued interest payable on the purchase money notes of $1,036,473 and $1,948,665 as of June 30, 2004 and December 31, 2003,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

     Due to the possible sale of the Partnership's interest in Paradise Foothills, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $0 at both June 30, 2004 and December 31, 2003, has been reclassified to investments in and advances to partnerships held for sale in the accompanying balance sheets.

     The principal amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at June 30, 2004, will be paid upon the occurrence of specified events, as outlined in the Local Partnership's partnership agreement.

                                   The Pointe
                                   ----------

     The Partnership defaulted on its purchase money note relating to Mesa Residential Partners Limited Partnership (formerly Mesa Partners Limited Partnership) (The Pointe) when the note matured on June 30, 2003, as extended, and was not paid. The default amount included principal and accrued interest of $643,000 and $877,602, respectively. The maturity date of the note was extended to September 30, 2004. On June 4, 2004, the Partnership's interest in The Pointe was sold to an affiliate of the local managing general partner. Net cash proceeds received by the Partnership in June 2004 totaled $460,153. The sale resulted in gain on disposition of investment in partnership of $2,052,784 for financial statement purposes and in total gain of $7,075,301 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in June 2004 the Managing General Partner was paid a disposition fee of $507,112 related to the sale. The fee was netted against the related gain on disposition of investment in partnership at June 30, 2004.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the impending sale of the Partnership's interest in The Pointe, the net unamortized acquisition fees and property purchase costs, which totaled $54,461 at December 31, 2003, were reclassified to investments in and advances to partnerships held for sale in the accompanying balance sheet at that date.

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

                                   The Pointe
                                   ----------

     Mesa Residential Partners Limited Partnership (formerly Mesa Partners Limited Partnership) (The Pointe), which owns apartments located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced a total of $262,500 to the Local Partnership in 1987. Repayment of these loans, with simple interest at 9% per annum, was expected to occur upon sale or refinancing of the property. However, in July 2003, when the first mortgage was refinanced, there were not enough proceeds to repay the loans. Therefore, the Partnership contracted to sell its loans receivable together with its interest in the Local Partnership to an affiliate of the local general partner. As of December 31, 2003, accrued interest was $387,563. For financial reporting purposes, these loans had been reduced to zero by the Partnership as a result of losses at the related Local Partnership level. On June 4, 2004, the Partnership's interest in The Pointe was sold. See Note 2.a. hereof for additional information concerning the sale.

c.   Other Partnership Matters
     -------------------------

                                 Willow Creek II
                                 ---------------

     The Partnership has begun discussions with the local managing general partner to sell its interest in Willow Creek II Limited Partnership (Willow Creek II) to the local managing general partner. There is no assurance that a sale of the Partnership's interest in Willow Creek II will occur.

     Due to the possible sale of the Partnership's interest in Willow Creek II, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $597,354 and $679,282 at June 30, 2004 and December 31, 2003, respectively, has been reclassified to investments in and advances to partnerships held for sale in the accompanying balance sheets.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Property Matters
     ----------------

                                 Semper Village
                                 --------------

     On December 19, 2003, the Local Partnership entered into a contract to sell the property owned by Sheridan West Limited Partnership (Semper Village). On July 1, 2004, the property related to Semper Village was sold. Net cash proceeds, including a $20,000 Local Partnership reserve, received by the Partnership in July 2004 totaled $6,301,892. The sale will result in gain on disposition of investment in partnership of approximately $6,239,000 for financial statement purposes and in total gain of approximately $10,267,000 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in July 2004 the Managing General Partner was paid a disposition fee of $706,250 related to the sale. The fee will be netted against the related gain on disposition of investment in partnership.

         Due to the impending sale of the property related to the Partnership's interest in Semper Village, the net unamortized acquisition fees and property purchase costs, which totaled $42,667 at June 30, 2004 and December 31, 2003, have been reclassified to investments in and advances to partnerships held for sale in the accompanying balance sheets.

e.   Summarized financial information

     Combined statements of operations for the three and four Local Partnerships in which the Partnership was invested as of June 30, 2004 and 2003, respectively, follow. The combined statements of operations for the three and six month periods ended June 30, 2004, include information for The Pointe through the date of sale of the Partnership's interest in June 2004. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is a reconciliation of the sources of the Partnership's share of income (loss) from partnerships.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                 For the three months ended
                                                                         June 30,
                                                  ------------------------------------------------------------
                                                             2004                             2003
                                                  ------------------------------------------------------------
                                                   Equity                            Equity
                                                   Method          Suspended         Method         Suspended
                                                  ----------       ----------       ----------      ----------
         Number of Local Partnerships                1                 2               2                2
                                                     =                 =               =                =

         Revenue:
           Rental                                 $  267,983       $1,015,976       $  733,186      $  754,337
           Other                                       5,689           84,947           60,725          34,975
                                                  ----------       ----------       ----------      ----------

             Total revenue                           273,672        1,100,923          793,911         789,312
                                                  ----------       ----------       ----------      ----------

         Expenses:
           Operating                                 148,992          632,567          333,217         388,686
           Interest                                   45,396          318,663          168,131         327,903
           Depreciation and amortization              54,696          244,555          134,285         152,981
                                                  ----------       ----------       ----------      ----------

             Total expenses                          249,084        1,195,785          635,633         869,570
                                                  ----------       ----------       ----------      ----------

         Net income (loss)                        $   24,588       $ (94,862)       $  158,278      $  (80,258)
                                                  ==========       =========        ==========      ==========

         Cash Distributions                       $  133,588       $       --       $  134,812      $       --
                                                  ==========       ==========       ==========      ==========

         Cash distributions recorded as
           reduction of investment in
           partnerships                           $  133,588       $       --       $  134,812      $       --
                                                  ==========       ==========       ==========      ==========

         Partnership's share of Local
           Partnership net income                 $   24,340       $       --       $  156,695      $       --

         Miscellaneous                                    --           (4,194)              --          (4,657)
                                                  ---------------------------       --------------------------

         Share of income from partnerships                   $20,146                          $152,038
                                                             =======                          ========


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                  For the six months ended
                                                                          June 30,
                                                  ------------------------------------------------------------
                                                              2004                             2003
                                                  ------------------------------------------------------------
                                                    Equity                            Equity
                                                    Method         Suspended          Method        Suspended
                                                  ----------       ----------       ----------      ----------
         Number of Local Partnerships                  1               2                 2              2
                                                       =               =                 =              =

         Revenue:
           Rental                                 $  558,174       $2,179,780       $1,493,252      $1,508,674
           Other                                      17,784          175,629          114,750          69,949
                                                  ----------       ----------       ----------      ----------

             Total revenue                           575,958        2,355,409        1,608,002       1,578,623
                                                  ----------       ----------       ----------      ----------

         Expenses:
           Operating                                 323,587        1,341,058          821,231         777,373
           Interest                                   90,792          675,502          336,261         655,808
           Depreciation and amortization             109,392          525,463          268,570         305,960
                                                  ----------       ----------       ----------      ----------

             Total expenses                          523,771        2,542,023        1,426,062       1,739,141
                                                  ----------       ----------       ----------      ----------

         Net income (loss)                        $   52,187       $ (186,614)      $  181,940      $ (160,518)
                                                  ==========       ==========       ==========      ==========

         Cash distributions                       $  133,588       $       --       $  134,812      $       --
                                                  ==========       ==========       ==========      ==========

         Cash distributions recorded as
           reduction of investment in
           partnerships                           $  133,588       $       --       $  134,812      $       --
                                                  ==========       ==========       ==========      ==========

         Partnership's share of Local
           Partnership net income                 $   51,660       $       --       $  180,116      $       --

         Advance to Local Partnership                     --               --         (100,000)

         Miscellaneous                                    --          (10,100)              --         (11,813)
                                                  ---------------------------       --------------------------

         Share of income from partnerships                  $41,560                           $68,303
                                                            =======                           =======


     As of June 30, 2004 and 2003, the Partnership's share of cumulative losses to date for two of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,052,443 and $7,129,172, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $40,763 and $81,200 for the three and six month periods ended June 30, 2004, respectively, and $49,320 and $92,157 for the three and six month periods ended June 30, 2003, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,480 for each of the three month periods ended June 30, 2004 and 2003, $48,960 for each of the six month periods ended June 30, 2004 and 2003.

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership (Definitive Proxy Statement), which has been approved by a majority of the units of Limited Partner Interest, the Managing General Partner may receive an incentive disposition fee of up to five percent of the sales prices of the properties if it markets and sells the properties in which the Partnership holds interests instead of having a third party do so. In June 2004, the Managing General Partner was paid a disposition fee of $507,112 related to the sale of the Partnership's interest in The Pointe on June 4, 2004. The fee was netted against the related gain on disposition of investment in partnership at June 30, 2004. In July 2004, the Managing General Partner was paid a disposition fee of $706,250 relating to the sale of Semper Village on July 1, 2004. The fee will be netted against the related gain on disposition of investment in partnership.

     CRI, William B. Dockser and H. William Willoughby are General Partners of the Partnership. In connection with a proxy seeking the liquidation of the Partnership, in January 2003, one Limited Partner filed a purported class action and derivative lawsuit against these three General Partners alleging certain deficiencies in the Definitive Proxy Statement. After various motions, cross motions, and appeals, on February 19, 2004, the U.S. Court of Appeals for the Fourth Circuit granted the Partnership's motion to dismiss, and the case has been closed. The Partnership's Partnership Agreement contains provisions pursuant to which the General Partners may seek indemnification for their costs, including the requirement that they obtain an opinion of independent counsel that the matter is subject to indemnification. A total accrual of $138,933 was included in accounts payable and accrued expenses in the accompanying balance sheet at March 31, 2004. The required opinion of independent counsel was received during the second quarter of 2004, at which time the $138,933 was reimbursed to the General Partners.

     In connection with the local managing general partner's discounted purchase of two bank loans owed by the Local Partnership which owns The Pointe, the Partnership advanced $218,000 in February 2004, and $277,749 in March 2004, to the local managing general partner. These advances were repaid, with interest, at the time of the sale of the Partnership's interest in The Pointe in June 2004.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,724,036 as of June 30, 2004, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 3, 2004, there were no material commitments for capital expenditures.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership's remaining obligation with respect to its investment in Paradise Associates Limited Partnership (Paradise Foothills), in the form of a nonrecourse purchase money note having a principal balance of $230,000 plus accrued interest of $1,036,473 as of June 30, 2004, is payable in full upon the earliest of: (i) sale or refinancing of the Local Partnership's rental property;
(ii) payment in full of the Local Partnership's permanent loan; or (iii) maturity. The purchase money note matures in 2008. See the notes to financial statements for additional information concerning this purchase money note.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in Paradise Foothills. There is no assurance that the underlying property will have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest when due. If the purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in Paradise Foothills. In the event that the purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in Paradise Foothills.

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both June 30, 2004, and December 31, 2003; accrued interest payable thereon was $75,400 at both June 30, 2004, and December 31, 2003. These amounts will be paid upon the occurrence of certain specified events, as outlined in the Local Partnership's partnership agreement.

     The Managing General Partner has received consent from a majority of BAC Holders for the liquidation of the Partnership. It is anticipated that the Partnership's remaining obligation, discussed above, would be retired in conjunction with such Liquidation. Implementation of the liquidation was delayed by a lawsuit, which has been dismissed. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2004, net cash provided by investing activities was adequate to support operating cash requirements. Cash and cash equivalents increased $253,618 during the six month period ended June 30, 2004, primarily due sales proceeds received from the sale of the Partnership's interest in The Pointe and the receipt of distributions from partnerships, partially offset by net cash used in operating activities.

     The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the possible prepayment or payment of the Partnership's outstanding purchase money note, for its Plan of Liquidation, and for operating cash reserves.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income of $1,944,374 for the three month period ended June 30, 2004, compared to net loss of $45,979 for the corresponding period in 2003, primarily due to gain on disposition of investment in partnership related to the sale of the Partnership's interest in The Pointe in June 2004, a decrease in professional legal fees due to the dismissal of the lawsuit related to the Partnership's proxy for liquidation of the Partnership, and nominal decreases in interest expense, general and administrative expenses, and amortization of deferred costs. Partially offsetting the net income were a decrease in share of income from partnerships due to the cessation of share of income from Semper Village which was accounted for under the equity method in 2003, but for which the equity method was suspended in 2004 as result of the Partnership's investment basis being reduced to zero by operating losses at the property, and a nominal decrease in interest revenue.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership recognized net income of $1,776,610 for the six month period ended June 30, 2004, compared to net loss of $298,194 for the corresponding period in 2003, primarily due to gain on disposition of investment in partnership and a decrease in professional legal fees, as discussed above, a decrease in interest expense due to lower purchase money note balances, and nominal decreases in general and administrative expenses and amortization of deferred costs. Partially offsetting the net income were a decrease in share of income from partnerships, as discussed above, and a nominal decrease in interest revenue.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2004, did not include losses of $100,465 and $200,930 respectively, compared to excluded losses of $38,628 and $58,896 for the three and six month periods ended June 30, 2003, respectively.

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2004.


Item 3. Controls and Procedures

     In July 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.

Part II. OTHER INFORMATION
Item 5. Other Information


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

     b. No reports of on Form 8-K were filed with the Commission during the quarter ended June 30, 2004.

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




August 3, 2004                         by:  /s/ Michael J. Tuszka
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