Form 10QSB
period 2004-09-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2004-11-04
CIK 770895

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

                For the quarterly period ended September 30, 2004


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004



                                                                          Page
                                                                          ----

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2004 and December 31, 2003....................  1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2004
             and 2003 ...................................................  2

         Statements of Cash Flows
           - for the nine months ended September 30, 2004 and 2003.......  3

         Notes to  Financial Statements
           - September 30, 2004 and 2003.................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 11

Item 3.  Controls and Procedures......................................... 13


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................. 14

Item 5.  Other Information............................................... 14

Item 6.  Exhibits and Reports on Form 8-K................................ 15

Signature................................................................ 16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2004            2003
                                                                                      -------------   ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships held for sale .........................   $    608,405    $    776,410
Cash and cash equivalents .........................................................      4,664,009       3,470,418
Other assets ......................................................................            174              48
                                                                                      ------------    ------------

      Total assets ................................................................   $  5,272,588    $  4,246,876
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ................................................   $    404,600    $  1,047,600
Accrued interest payable ..........................................................      1,127,318       2,024,065
Accounts payable and accrued expenses .............................................         84,938         167,400
                                                                                      ------------    ------------

      Total liabilities ...........................................................      1,616,856       3,239,065
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................    (10,411,873)     (5,122,373)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................     (4,566,360)    (12,503,781)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      3,655,732       1,007,811
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,272,588    $  4,246,876
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                     For the three months ended       For the nine months ended
                                                           September 30,                     September 30,
                                                    -----------------------------   ----------------------------
                                                        2004            2003            2004            2003
                                                    ------------    -------------   ------------    ------------
Share of income from partnerships ...............   $     11,052    $     66,043    $     52,612    $    134,346
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other ..........................         23,364          11,088          44,691          38,316
                                                    ------------    ------------    ------------    ------------

  Expenses:
    Interest ....................................         15,445          47,695         107,345         156,322
    General and administrative ..................         54,030          41,213         156,218         149,286
    Management fee ..............................         24,480          24,480          73,440          73,440
    Professional fees ...........................         18,875          58,219         114,887         180,476
    Amortization of deferred costs ..............             --           2,904              --           8,712
                                                    ------------    ------------    ------------    ------------

                                                         112,830         174,511         451,890         568,236
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........        (89,466)       (163,423)       (407,199)       (529,920)
                                                    ------------    ------------    ------------    ------------

Loss before gain on disposition of investment
  in partnerships ...............................        (78,414)        (97,380)       (354,587)       (395,574)

Gain on disposition of investment in partnerships      6,239,225              --       8,292,008              --
                                                    ------------    ------------    ------------    ------------

Net income (loss) ...............................      6,160,811         (97,380)      7,937,421        (395,574)

Accumulated losses, beginning of period .........    (10,727,171)    (12,112,126)    (12,503,781)    (11,813,932)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $ (4,566,360)   $(12,209,506)   $ (4,566,360)   $(12,209,506)
                                                    ============    ============    ============    ============



Net income (loss) allocated to
  General Partners (1.51%) ......................   $     93,028    $     (1,470)   $    119,855    $     (5,973)
                                                    ============    ============    ============    ============

Net income (loss) allocated to
  Initial and Special Limited Partners (2.49%) ..   $    153,404    $     (2,425)   $    197,642    $     (9,850)
                                                    ============    ============    ============    ============


Net income (loss) allocated to
  BAC Holders (96%) .............................   $  5,914,379    $    (93,485)   $  7,619,924    $   (379,751)
                                                    ============    ============    ============    ============


Net income (loss) per BAC,
  based on 21,158 BACs outstanding ..............   $     279.53    $      (4.42)   $     360.14    $     (17.95)
                                                    ============    ============    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the nine months ended
                                                                                         September 30,
                                                                                 ---------------------------
                                                                                     2004           2003
                                                                                 -----------    ------------
Cash flows from operating activities:
  Net income (loss) ..........................................................   $ 7,937,421    $  (395,574)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships ........................................       (52,612)      (134,346)
    Amortization of deferred costs ...........................................            --          8,712
    Gain on disposition of investment in partnerships ........................    (8,292,008)            --


    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ....       (10,100)       (17,719)
      (Increase) decrease in other assets ....................................          (126)            86
      Increase in accrued interest payable ...................................       107,345        156,322
      (Decrease) increase in accounts payable and accrued expenses ...........       (82,462)        94,611
                                                                                 -----------    -----------

        Net cash used in operating activities ................................      (392,542)      (287,908)
                                                                                 -----------    -----------

Cash flows from investing activities:
  Proceeds from disposition of investment in partnerships,
    net of disposition fees of $1,213,362 paid to related party ..............     6,742,045             --
  Loans to local managing general partner ....................................      (495,749)            --
  Collection of loans to local managing general partner ......................       495,749             --
  Receipt of distributions from partnerships .................................       133,588        223,911
  Advance to Local Partnership ...............................................            --       (100,000)
                                                                                 -----------    -----------

        Net cash provided by investing activities ............................     6,875,633        123,911
                                                                                 -----------    -----------

Cash flows from financing activities:
  Distribution to BAC Holders ................................................    (5,289,500)            --
                                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents .........................     1,193,591       (163,997)

Cash and cash equivalents, beginning of period ...............................     3,470,418      3,913,467
                                                                                 -----------    -----------

Cash and cash equivalents, end of period .....................................   $ 4,664,009    $ 3,749,470
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



                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of September 30, 2004, and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003, and its cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations for the interim periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing General Partner has evaluated the Partnership's investments in partnerships and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's remaining obligation with respect to its investment in Paradise Associates Limited Partnership (Paradise Foothills), in the form of a nonrecourse purchase money note having a principal balance of $230,000 plus accrued interest of $1,051,918 as of September 30, 2004, is payable in full upon the earliest of: (i) sale or refinancing of the Local Partnership's rental property; (ii) payment in full of the Local Partnership's permanent loan; or
(iii) maturity. The purchase money note matures in 2008.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

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

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2004, was $15,445 and $107,345, respectively, and $47,695 and $156,322 for the three and nine month periods ended September 30, 2003, respectively. The accrued interest payable on the purchase money notes of $1,051,918 and $1,948,665 as of September 30, 2004 and December 31, 2003, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

     Due to the possible sale of the Partnership's interest in Paradise Foothills, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $0 at both September 30, 2004 and December 31, 2003, has been reclassified to investments in and advances to partnerships held for sale in the accompanying balance sheets.

     The principal amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at September 30, 2004, will be paid upon the occurrence of specified events, as outlined in the Local Partnership's partnership agreement.

                                   The Pointe
                                   ----------

     The Partnership defaulted on its purchase money note relating to Mesa Residential Partners Limited Partnership (formerly Mesa Partners Limited Partnership) (The Pointe) when the note matured on June 30, 2003, as extended, and was not paid. The default amount included principal and accrued interest of $643,000 and $877,602, respectively. The maturity date of the note was extended to September 30, 2004. On June 4, 2004, the Partnership's interest in The Pointe was sold to an affiliate of the local managing general partner. Net cash proceeds received by the Partnership in June 2004 totaled $460,153. The sale resulted in gain on disposition of investment in partnerships of $2,052,784 for financial statement purposes and in total gain of $7,075,301 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in June 2004 the Managing General Partner was paid a disposition fee of $507,112 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the impending sale of the Partnership's interest in The Pointe, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $54,461 at December 31, 2003, was reclassified to investments in and advances to partnerships held for sale in the accompanying balance sheet at that date.

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

     Due to the possible sale of the Partnership's interest in Willow Creek II, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $608,405 and $679,282 at September 30, 2004 and December 31, 2003, respectively, has been reclassified to investments in and advances to partnerships held for sale in the accompanying balance sheets.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Property matters
     ----------------

                                 Semper Village
                                 --------------

     On December 19, 2003, the Local Partnership entered into a contract to sell the property owned by Sheridan West Limited Partnership (Semper Village). On July 1, 2004, the property related to Semper Village was sold. Net cash proceeds, including a $20,000 Local Partnership reserve, received by the Partnership in July 2004, totaled $6,301,892. The sale resulted in gain on disposition of investment in partnerships of $6,239,225 for financial statement purposes and in total gain of approximately $10,267,000 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in July 2004 the Managing General Partner was paid a disposition fee of $706,250 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

     Due to the impending sale of the property related to the Partnership's interest in Semper Village, the Partnership's basis in the Local Partnership, along with net unamortized amount of acquisition fees and property purchase costs, which totaled $42,667 at December 31, 2003, was reclassified to investments in and advances to partnerships held for sale in the accompanying balance sheet at that date.

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the two and four Local Partnerships in which the Partnership was invested as of September 30, 2004 and 2003, respectively, follow. The combined statements of operations for the three and nine month periods ended September 30, 2004, include information for The Pointe through the date of sale of the Partnership's interest in June 2004, and for Semper Village through the date of sale of the property related to Semper Village in July 2004. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investment in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                     For the three months ended
                                                                           September 30,
                                                  -----------------------------------------------------------
                                                             2004                              2003
                                                  -----------------------------------------------------------
                                                    Equity                            Equity
                                                    Method         Suspended          Method        Suspended
                                                  ----------       ----------       ----------      ----------
         Number of Local Partnerships                 1                1                2               2
                                                      =                =                =               =

         Revenue:
           Rental                                 $  268,439       $  272,691       $  735,676      $  754,336
           Other                                      11,756           24,684           64,254          34,971
                                                  ----------       ----------       ----------      ----------

             Total revenue                           280,195          297,375          799,930         789,307
                                                  ----------       ----------       ----------      ----------

         Expenses:
           Operating                                 168,939          156,481          424,837         388,687
           Interest                                   45,395          121,077          168,129         327,905
           Depreciation and amortization              54,696           92,518          134,285         152,979
                                                  ----------       ----------       ----------      ----------

             Total expenses                          269,030          370,076          727,251         869,571
                                                  ----------       ----------       ----------      ----------

         Net income (loss)                        $   11,165       $  (72,701)      $   72,679      $  (80,264)
                                                  ==========       ==========       ==========      ==========

         Cash Distributions                       $       --       $       --       $   89,099      $       --
                                                  ==========       ==========       ==========      ==========

         Cash distributions recorded as
           reduction of investment in
           partnerships                           $       --       $       --       $   89,099      $       --
                                                  ==========       ==========       ==========      ==========

         Partnership's share of Local
           Partnership net income                 $   11,052       $       --       $   71,949      $       --

         Miscellaneous                                    --               --               --          (5,906)
                                                  ---------------------------       --------------------------


         Share of income from partnerships                  $11,052                           $66,043
                                                            =======                           =======

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                    For the nine months ended
                                                                           September 30,
                                                  -----------------------------------------------------------
                                                               2004                            2003
                                                  -----------------------------------------------------------
                                                    Equity                            Equity
                                                    Method         Suspended          Method        Suspended
                                                  ----------       ----------       ----------      ----------
         Number of Local Partnerships                  1               1                 2              2
                                                       =               =                 =              =

         Revenue:
           Rental                                 $  826,613       $2,452,471       $2,228,928      $2,263,010
           Other                                      29,540          200,313          179,004         104,920
                                                  ----------       ----------       ----------      ----------

             Total revenue                           856,153        2,652,784        2,407,932       2,367,930
                                                  ----------       ----------       ----------      ----------

         Expenses:
           Operating                                 492,526        1,497,539        1,246,068       1,166,060
           Interest                                  136,187          796,579          504,390         983,713
           Depreciation and amortization             164,088          617,981          402,855         458,939
                                                  ----------       ----------       ----------      ----------

             Total expenses                          792,801        2,912,099        2,153,313       2,608,712
                                                  ----------       ----------       ----------      ----------

         Net income (loss)                        $   63,352       $ (259,315)      $  254,619      $ (240,782)
                                                  ==========       ==========       ==========      ==========

         Cash distributions                       $  133,588       $       --       $  223,911      $       --
                                                  ==========       ==========       ==========      ==========

         Cash distributions recorded as
           reduction of investment in
           partnerships                           $  133,588       $       --       $  223,911      $       --
                                                  ==========       ==========       ==========      ==========

         Partnership's share of Local
           Partnership net income                 $   62,712       $       --       $  252,065      $       --

         Advance to Local Partnership                     --               --         (100,000)             --

         Miscellaneous                                    --          (10,100)              --         (17,719)
                                                  ---------------------------       --------------------------


         Share of income from partnerships                  $52,612                           $134,346
                                                            =======                           ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of September 30, 2004 and 2003, the Partnership's share of cumulative losses to date for one of two and two of four Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,019,683 and $7,208,627, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3. RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $46,947 and $128,147 for the three and nine month periods ended September 30, 2004, respectively, and $31,341 and $123,498 for the three and nine month periods ended September 30, 2003, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS - Continued


     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,480 for each of the three month periods ended September 30, 2004 and 2003, and $73,440 for each of the nine month periods ended September 30, 2004 and 2003.

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership (Definitive Proxy Statement), which has been approved by a majority of the units of Limited Partner Interest, the Managing General Partner may receive an incentive disposition fee of up to five percent of the sales prices of the properties if it markets and sells the properties in which the Partnership holds interests instead of having a third party do so. In June 2004, the Managing General Partner was paid a disposition fee of $507,112 related to the sale of the Partnership's interest in The Pointe on June 4, 2004. The fee was netted against the related gain on disposition of investment in partnerships. In July 2004, the Managing General Partner was paid a disposition fee of $706,250 related to the sale of the property owned by Semper Village on July 1, 2004. The fee was netted against the related gain on disposition of investment in partnerships.

     CRI, William B. Dockser and H. William Willoughby are General Partners of the Partnership. In connection with a proxy seeking the liquidation of the Partnership, in January 2003, one Limited Partner filed a purported class action and derivative lawsuit against these three General Partners alleging certain deficiencies in the Definitive Proxy Statement. After various motions, cross motions, and appeals, on February 19, 2004, the U.S. Court of Appeals for the Fourth Circuit granted the Partnership's motion to dismiss, and the case has been closed. The Partnership's Partnership Agreement contains provisions pursuant to which the General Partners may seek indemnification for their costs, including the requirement that they obtain an opinion of independent counsel that the matter is subject to indemnification. The required opinion of independent counsel was received during the second quarter of 2004, at which time a total of $138,933 was reimbursed to the General Partners.

     In connection with the local managing general partner's discounted purchase of two bank loans owed by the Local Partnership which owns The Pointe, the Partnership advanced $218,000 in February 2004, and $277,749 in March 2004, to the local managing general partner. These advances were repaid, with interest, at the time of the sale of the Partnership's interest in The Pointe in June 2004.


4.   DISTRIBUTION TO BAC HOLDERS

     On August 31, 2004, the Partnership made a cash distribution of $5,289,500 ($250 per BAC unit) to BAC holders of record as of August 1, 2004. The distribution consisted of proceeds received from the sale of the Partnership's interest in the Pointe in June 2004, and from the sale of the property owned by Semper Village in July 2004.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2003. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for one Local Partnership which has cumulative losses in excess of the amount of the Partnership's investment in that Local Partnership.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing General Partner has evaluated the Partnership's investments in partnerships and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,664,009 as of September 30, 2004, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of October 28, 2004, there were no material commitments for capital expenditures.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership's remaining obligation with respect to its investment in Paradise Associates Limited Partnership (Paradise Foothills), in the form of a nonrecourse purchase money note having a principal balance of $230,000 plus accrued interest of $1,051,918 as of September 30, 2004, is payable in full upon the earliest of: (i) sale or refinancing of the Local Partnership's rental property; (ii) payment in full of the Local Partnership's permanent loan; or
(iii) maturity. The purchase money note matures in 2008. See the notes to financial statements for additional information concerning this purchase money note.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both September 30, 2004 and December 31, 2003; accrued interest payable thereon was $75,400 at both September 30, 2004 and December 31, 2003. These amounts will be paid upon the occurrence of certain specified events, as outlined in the Local Partnership's partnership agreement.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2004, net cash provided by investing activities was adequate to support operating cash requirements. Cash and cash equivalents increased $1,193,591 during the nine month period ended September 30, 2004, primarily due to sales proceeds received from the sale of the Partnership's interest in The Pointe, the sale of the property related to Semper Village, and the receipt of a distribution from one Local Partnership, partially offset by a distribution to BAC holders and net cash used in operating activities.

     On August 31, 2004, the Partnership made a cash distribution of $5,289,500 ($250 per BAC unit) to BAC holders of record as of August 1, 2004. The distribution consisted of proceeds received from the sale of the Partnership's interest in The Pointe in June 2004, and from the sale of the property owned by Semper Village in July 2004.

     The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the possible prepayment or payment of the Partnership's outstanding purchase money note, for its Plan of Liquidation, and for operating cash reserves.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income of $6,160,811 for the three month period ended September 30, 2004, compared to net loss of $97,380 for the corresponding period in 2003, primarily due to gain on disposition of investment in partnership related to the sale of the property owned by Semper Village in July 2004, a decrease in professional legal fees due to the dismissal of the lawsuit related to the Partnership's proxy for liquidation of the Partnership, a decrease in interest expense related to lower purchase money note balances, an increase in interest and other revenue due to higher cash and cash equivalent balances, and a nominal decrease in amortization of deferred costs. Partially offsetting the net income were a decrease in share of income from partnerships due to the cessation of share of income from Semper Village which was accounted for under the equity method in 2003, but for which the equity method was suspended in 2004 as result of the Partnership's investment basis being reduced to zero by operating losses at the property, and a nominal increase in general and administrative expenses.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership recognized net income of $7,937,421 for the nine month period ended September 30, 2004, compared to net loss of $395,574 for the corresponding period in 2003, primarily due to gain on disposition of investment in partnerships related to the sale of the Partnership's interest in The Pointe in June 2004 and to the sale of the property owned by Semper Village in July 2004, and also due to decreases in professional legal fees and interest expense, and an increase in interest revenue, all as discussed above, and a nominal decrease in amortization of deferred costs. Partially offsetting the net income were a decrease in share of income from partnerships, as discussed above, and a nominal increase in general and administrative expenses.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2004, did not include losses of $14,969 and $215,899 respectively, compared to excluded losses of $79,455 and $138,351 for the three and nine month periods ended September 30, 2003, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2004.


Item 3. Controls and Procedures

     In October 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

     b. No reports of on Form 8-K were filed with the Commission during the quarter ended September 30, 2004.

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



                                  CAPITAL REALTY INVESTORS-85 LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



November 4, 2004                       by:  /s/ Michael J. Tuszka
----------------                            ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)