Form 10KSB
period 2004-12-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2005-03-30
CIK 770895

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

                   For the fiscal year ended December 31, 2004


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

                        BENEFICIAL ASSIGNEE CERTIFICATES


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $123,512.

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

                        2004 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                          Page
                                                                          ----

                                     PART I

Item 1.  Business......................................................... I-1
Item 2.  Properties....................................................... I-3
Item 3.  Legal Proceedings................................................ I-3
Item 4.  Submission of Matters to a Vote of Security Holders.............. I-3


                                     PART II

Item 5.  Market for the Registrant's Beneficial Assignee Certificates
           and Related Partnership Matters ............................... II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... II-2
Item 7.  Financial Statements............................................. II-5
Item 8.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure......................... II-5
Item 8A. Controls and Procedures.......................................... II-5
Item 8B. Other Information................................................ II-6


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant............... III-1
Item 10. Executive Compensation........................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management    III-2
Item 12. Certain Relationships and Related Transactions................... III-3
Item 13. Exhibits......................................................... III-3
Item 14. Principal Accountant Fees and Services........................... III-4

Signatures................................................................ III-6

Report of Independent Registered Public Accounting Firm................... III-7

Financial Statements...................................................... III-8

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-85 Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 26, 1984. On November 11, 1985, the Partnership commenced offering Beneficial Assignee Certificates (BACs) for 60,000 units of limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership had an initial closing on December 27, 1985, and closed the offering on July 19, 1986, with a total of 21,200 BACs. As of December 31, 2004, 42 BACs had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) that own real property improved with multifamily rental housing. The Partnership originally made investments in eight Local Partnerships. As of December 31, 2004, the Partnership retained investments in two Local Partnerships. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or entered into construction contracts, and who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, under certain circumstances, the Local Partnerships' partnership agreements permit removal of the local general partner and replacement with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     See Part I, Item 4, hereof, for a discussion of the Partnership's Plan of Liquidation and Dissolution, which was approved by a majority of the BAC Holders in February 2003.

     As of December 31, 2004, the Partnership is the principal limited partner in the two remaining Local Partnerships. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. An affiliate of the Managing General Partner of the Partnership is also a general partner of the two Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2004, follows.


                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)


                                              Mortgage
          Name and Location                  Payable at              Financed and/or Insured               Number of
         of Apartment Complex               12/31/04 (2)             and/or Subsidized Under              Rental Units
         --------------------               ------------          ---------------------------------       ------------
         Paradise Foothills                  $7,063,643           Beal Bank/HUD Provisional Workout            180
           Phoenix, AZ                                              Agreement

         Willow Creek II                      2,293,201           Hartger & Willard Mortgage/                  159
           Kalamazoo, MI                                            Section 221(d)(4) of the
                                                                    National Housing Act
                                             ----------                                                      -----
           TOTALS (2 Properties)             $9,356,844                                                        339
                                             ==========                                                      =====



                                                  Units Occupied As                           Average Effective Annual
                                              Percentage of Total Units                             Rental Per Unit
                                                  As of December 31,                        for the Years Ended December 31,
         Name and Location              --------------------------------------      --------------------------------------------
         of Apartment Complex           2004    2003    2002     2001     2000       2004      2003      2002      2001    2000
         --------------------           ----    ----    ----     ----     ----      ------    ------    ------    ------  ------
         Paradise Foothills               89%     92%     94%      96%      99%     $5,987    $6,060    $7,053    $7,546  $7,441
          Phoenix, AZ

         Willow Creek II                  87%     89%     96%      98%     100%      6,972     7,300     7,274     7,132   6,925
          Kalamazoo, MI
                                        ----    ----    ----     ----     ----      ------    ------    ------    ------  ------
           TOTALS(3) (2 Properties)       88%     90%     95%      97%     100%     $6,480    $6,680    $7,164    $7,339  $7,183
                                        ====    ====    ====     ====     ====      ======    ======    ======    ======  ======


     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

     (2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 2004.

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


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     On or about January 28, 2003, a lawsuit was filed in the United States District Court for the Southern District of New York by Robert Lewis,
purportedly on behalf of a class of similarly situated investors and derivatively on behalf of the Partnership, against the Managing General Partner and two of the individual General Partners (the individuals were not served). The lawsuit alleged a violation of SEC Rule 14a-4(b)(1) in connection with the Consent Solicitation under the December 30, 2002 Definitive Proxy Statement (the Statement) and a failure to provide sufficient information in the Statement concerning refinancing the properties instead of selling them. See Part I, Item 4., Submission of Matters to a Vote of Security Holders, for additional information concerning the Statement. The case was transferred to Maryland, where the U.S. District Court granted the Defendants' Motion to Dismiss and denied Plaintiff's Motion for Preliminary Injunction. The Plaintiff subsequently filed an appeal. Defendants filed a Motion to Dismiss the appeal because it was filed too late, and on February 19, 2004, the U. S. Court of Appeals for the Fourth Circuit granted the Partnership's motion to dismiss, and the case has been closed. See Note 3. of the notes to financial statements for further information concerning legal fees related to the defense of this lawsuit.


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

     (2) the amendment of the Partnership's Limited Partnership Agreement to permit C.R.I., Inc. (CRI) to be eligible to receive property disposition fees from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, if CRI markets and sells the Partnership's properties instead of such persons; and

                                     PART I
                                     ------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Continued
        ---------------------------------------------------

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
                               ======        ====


     See Part I, Item 3, Legal Proceedings, for information concerning a lawsuit filed regarding the Statement. The Partnership is in the process of marketing and selling its properties; however, there can be no assurance that the
Liquidation  will  be  completed   pursuant  to  the  Plan  of  Liquidation  and
Dissolution.

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

     (b) As of March 30, 2005, there were approximately 1,560 registered holders of BACs in the Partnership.

     (c) On August 31, 2004, the Partnership made a cash distribution of $5,289,500 ($250 per BAC unit) to BAC holders of record as of August 1, 2004. The distribution consisted of proceeds received from the sale of the Partnership's interest in The Pointe in June 2004, and from the sale of the property owned by Semper Village in July 2004.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB at December 31, 2004. The Partnership accounts for its investments in partnerships (Local Partnerships) using the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for one Local Partnership which has cumulative losses in excess of the amount of the Partnership's investment in it.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2004, the Partnership had approximately 1,573 investors who held a total of 21,158 BACs which were originally sold for the aggregate amount of $21,158,000. The Partnership originally made investments in eight Local Partnerships, of which two remain at December 31, 2004. The Partnership's liquidity, with unrestricted cash resources of $4,665,352 as of December 31, 2004, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. The Partnership's remaining obligation with respect to its investment in Local Partnerships of $174,600, excluding purchase money notes and accrued interest, is not in excess of its capital resources.

     During 2004 and 2003, the Partnership received cash distributions of $133,589 and $223,911, respectively, from the Local Partnerships.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The Partnership's remaining obligation with respect to its investment in Paradise Associates, L.P. (Paradise Foothills), in the form of a nonrecourse purchase money note, has a principal balance of $230,000 plus accrued interest of $1,067,362 as of December 31, 2004, and is payable in full upon the earliest of: (i) sale or refinancing of the Local Partnership's rental property; (ii) payment in full of the Local Partnership's permanent loan; or (iii) maturity in 2008. See the notes to financial statements for additional information concerning this purchase money note.

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

     The Partnership's inability to pay Paradise Foothills purchase money note principal and accrued interest balance when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in Paradise Foothills, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in Paradise Foothills. Therefore, should the investment in Paradise Foothills not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the maturing purchase money note exceeds the carrying amount of the investment in the Paradise Foothills. Thus, even a complete loss of the Partnership's interest in Paradise Foothills would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Paradise Foothills will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure or other transfer of the Partnership's interest, the Partnership would lose its investment in Paradise Foothills and, likewise, its share of any future cash flow distributed by Paradise Foothills from rental operations, mortgage debt refinancings, or the sale of the real estate.

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both December 31, 2004 and 2003; accrued interest payable thereon was $75,400 at both December 31, 2004 and 2003. These amounts will be paid upon the occurrence of certain specified events, as outlined in the Local Partnership's partnership agreement.

     The Managing General Partner has received consent from a majority of BAC Holders for the liquidation of the Partnership. (See Part I, Item 4.) It is anticipated that the Partnership's obligations, discussed above, would be retired in conjunction with such Liquidation. The Partnership is in the process of marketing and selling its properties; however, there can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2004, net cash provided by investing activities was adequate to support net cash used in operating and financing activities. Cash and cash equivalents increased during the year ended December 31, 2004, primarily due to sales proceeds received from the sale of the Partnership's interest in The Pointe, the sale of the property related to Semper Village, and the receipt of a distribution from one Local Partnership, partially offset by a distribution to BAC holders and net cash used in operating activities.

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

     The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the possible prepayment or payment of the Partnership's outstanding purchase money note and for operating cash reserves.

                              Results of Operations
                              ---------------------

2004 versus 2003
----------------

     The Partnership recognized net income of $7,929,199 for the year ended December 31, 2004, compared to net loss of $689,849 in 2003, primarily due to gain on disposition of investment in partnerships related to the sale of the Partnership's interest in The Pointe in June 2004 and to the sale of the property owned by Semper Village in July 2004. Contributing to net income in 2004 were increases in share of income from partnerships and in interest revenue, and decreases in interest expense, general and administrative expenses, professional fees and amortization of deferred costs. Share of income from partnerships increased due to an advance of $100,000 made in 2003, but not in 2004, which was reduced to zero as a result of losses at the Local Partnership level, cessation of share of loss recorded related to the sale of the Partnership's interest in The Pointe and the sale of the property owned by Semper Village, partially offset by a decrease in rental revenue at one property. Interest and other income increased primarily due to higher cash and cash equivalent balances, and higher interest rates, in 2004. Interest expense decreased due to lower purchase money note balances, general and administrative expenses decreased primarily due to lower reimbursed payroll costs and lower printing costs in 2004, partially offset by higher reporting costs, and professional fees decreased due to lower legal expense, partially offset by higher audit costs. Amortization of deferred costs decreased due to the cessation of amortization at the time the Partnership's investments were reclassified to investments in partnerships held for sale.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnership for the years ended December 31, 2004 and 2003, did not include losses of $115,698 and $728,927, respectively. Distributions of $0 and $47,729, received from zero and one Local Partnership during 2004 and 2003, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The combined rental revenues of the Partnership's remaining two properties for the five years ended December 31, 2004, follow.


                                                        For the years ended December 31,
                           ----------------------------------------------------------------------------------------------------
                               2004                    2003                   2002                 2001                 2000
                           -----------              ----------             ----------           ----------           ----------
Combined Rental
  Revenue                  $2,186,092               $2,251,526             $2,426,144           $2,492,322           $2,440,392

Annual Percentage
  (Decrease) increase                    (2.9)%                  (7.2)%                 (2.7)%                  2.1%


ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                     PART II
                                     -------


ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2004, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2004.

                                    PART III
                                    --------


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        --------------------------------------------------

     (a)  and (b)

          The Partnership has no directors, executive officers or employees of its own.

     (a)  and (b)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follow.

William B. Dockser, 68, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 58, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          On or about January 28, 2003, a lawsuit was filed in the United States District Court for the Southern District of New York by Robert Lewis, purportedly on behalf of a class of similarly situated investors and derivatively on behalf of the Partnership, against the Managing General Partner and two of the individual General Partners (the individuals were not served) in connection with the Definitive Proxy Statement. See Part I, Item 3., Legal Proceedings, for additional information concerning these proceedings, and their outcome.



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

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at March 30, 2005.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 30, 2005, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

                                                                     % of Total
            Name and Address of            Amount and Nature        Units Issued
             Beneficial Owner           of Beneficial Ownership    and Outstanding
          ------------------------      -----------------------    ---------------
          William B. Dockser                   Five BACs                0.02%
            11200 Rockville Pike
            Rockville, MD 20852

          H. William Willoughby                None                     0.00%
            11200 Rockville Pike
            Rockville, MD 20852

          All Directors and Officers
            as a Group (2 persons)             Five BACs                0.02%

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


ITEM 13. EXHIBITS
         --------

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

ITEM 13. EXHIBITS - Continued
         --------

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2004 and 2003, the Partnership retained Grant Thornton LLP to provide services as follows.

                                         Year Ended December 31,
                                       --------------------------
                                        2004                2003
                                       -------            -------

         Audit fees                    $69,000            $62,500
         Audit-related fees                 --                 --
         Tax fees (1)                   14,000             13,000
         All other fees                     --                 --
                                       -------            -------

             Total billed              $83,000            $75,500
                                       =======            =======

     (1)  Preparation of Partnership federal and state tax returns.


                                      III-4

                                    PART III
                                    --------


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES - Continued
         --------------------------------------

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2004 and 2003, which services it was determined did not compromise Grant Thornton LLP's independence.




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


                              CAPITAL REALTY INVESTORS-85
                                LIMITED PARTNERSHIP
                              --------------------------------------------------
                              (Registrant)

                              by:  C.R.I., Inc.
                                   ---------------------------------------------
                                   Managing General Partner



March 30, 2005                     by:  /s/ William B. Dockser
--------------                          ----------------------------------------
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


March 30, 2005                     by:  /s/ H. William Willoughby
--------------                          ----------------------------------------
DATE                                    H. William Willoughby,
                                          Director, President,
                                          and Secretary



March 30, 2005                     by:  /s/ Michael J. Tuszka
--------------                          ----------------------------------------
DATE                                    Michael J. Tuszka,
                                          Vice President
                                          and Chief Accounting Officer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)


                                      III-6

Report of Independent Registered Public Accounting Firm


To the Partners
Capital Realty Investors-85 Limited Partnership

We have audited the accompanying balance sheets of Capital Realty Investors-85 Limited Partnership (a Maryland limited partnership) (the Partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income (loss) from these Local Partnerships constitutes $71,458 of income in 2004, and $56,986 of loss in 2003, included in the Partnership's 2004 net income and 2003 net loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-85 Limited Partnership as of December 31, 2004 and 2003, and the results of its operations, changes in partners' (deficit) capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Partnership has received BAC Holder approval of the Partnership's plan to sell all the Partnership's assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


                                                    Grant Thornton LLP

Vienna, Virginia
March 18, 2005

                                      III-7

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2004            2003
                                                                                      ------------    ------------
Investments in partnerships held for sale .........................................   $    617,151    $    776,410
Cash and cash equivalents .........................................................      4,665,352       3,470,418
Other assets ......................................................................            173              48
                                                                                      ------------    ------------

      Total assets ................................................................   $  5,282,676    $  4,246,876
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ................................................   $    404,600    $  1,047,600
Accrued interest payable ..........................................................      1,142,762       2,024,065
Accounts payable and accrued expenses .............................................         87,804         167,400
                                                                                      ------------    ------------

      Total liabilities ...........................................................      1,635,166       3,239,065
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................    (10,411,873)     (5,122,373)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................     (4,574,582)    (12,503,781)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      3,647,510       1,007,811
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,282,676    $  4,246,876
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                                 For the years ended
                                                                                     December 31,
                                                                              --------------------------
                                                                                 2004           2003
                                                                              -----------    -----------
Share of income (loss) from partnerships ..................................   $    61,358    $   (80,611)
                                                                              -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest and other ....................................................        62,154         49,180
                                                                              -----------    -----------

  Expenses:
    Interest ..............................................................       122,789        204,016
    General and administrative ............................................       180,965        184,295
    Management fee ........................................................        97,920         97,920
    Professional fees .....................................................       137,290        160,570
    Amortization of deferred costs ........................................            --         11,617
                                                                              -----------    -----------

                                                                                  538,964        658,418
                                                                              -----------    -----------

      Total other revenue and expenses ....................................      (476,810)      (609,238)
                                                                              -----------    -----------

Loss before gain on disposition of investment
  in partnerships .........................................................      (415,452)      (609,238)

Gain on disposition of investment in partnerships .........................     8,344,651             --
                                                                              -----------    -----------

Net income (loss) .........................................................   $ 7,929,199    $  (689,849)
                                                                              ===========    ===========


Net income (loss) allocated to General Partners (1.51%) ...................   $   119,731    $   (10,417)
                                                                              ===========    ===========


Net income (loss) allocated to Initial and Special Limited Partners (2.49%)   $   197,437    $   (17,177)
                                                                              ===========    ===========


Net income (loss) allocated to BAC holders (96%) ..........................   $ 7,612,031    $  (662,255)
                                                                              ===========    ===========


Net income (loss) per BAC, based on 21,158 BACs outstanding ...............   $    359.77    $    (31.30)
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

                                      III-9

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL



                                                                            Initial and      Beneficial
                                                                              Special         Assignee
                                                             General          Limited        Certificate
                                                             Partners         Partners         Holders            Total
                                                            ----------      -----------      -----------       -----------
Partners' (deficit) capital, January 1, 2003                $(176,392)      $(291,667)       $ 2,379,436       $ 1,911,377

  Net loss                                                    (10,417)        (17,177)          (662,255)         (689,849)

  Distribution of $10.00 per BAC to BAC Holders                    --              --           (211,580)         (211,580)

  Distribution to Special Limited Partner                          --          (2,137)                --            (2,137)
                                                            ---------       ---------        -----------       -----------

Partners' (deficit) capital, December 31, 2003               (186,809)       (310,981)         1,505,601         1,007,811
                                                            ---------       ---------        -----------       -----------

  Net income                                                  119,731         197,437          7,612,031         7,929,199

  Distribution of $250 per BAC to BAC Holders                      --              --         (5,289,500)       (5,289,500)
                                                            ---------       ---------        -----------       -----------

Partners' (deficit) capital, December 31, 2004              $ (67,078)      $(113,544)       $ 3,828,132       $ 3,647,510
                                                            =========       =========        ===========       ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                                     III-10

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                                For the years ended
                                                                                    December 31,
                                                                             --------------------------
                                                                                 2004          2003
                                                                             -----------    -----------
Cash flows from operating activities:
  Net income (loss) ......................................................   $ 7,929,199    $  (689,849)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of (income) loss from partnerships .............................       (61,358)        80,611
    Amortization of deferred costs .......................................            --         11,617
    Gain on disposition of investment in partnerships ....................    (8,344,651)            --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships        (10,100)       (23,625)
      (Increase) decrease in other assets ................................          (125)            92
      Increase in accrued interest payable ...............................       122,789        204,016
      (Decrease) increase in accounts payable and accrued expenses .......       (79,596)        63,895
                                                                             -----------    -----------

        Net cash used in operating activities ............................      (443,842)      (353,243)
                                                                             -----------    -----------


Cash flows from investing activities:
  Proceeds from disposition of investment in partnerships
    net of disposition fees of $1,213,362 paid to related party ..........     6,794,687             --
  Loans to local managing general partner ................................      (495,749)            --
  Collection of loans to local managing general partner ..................       495,749             --
  Receipt of distributions from partnerships .............................       133,589        223,911
  Advance to Local Partnership ...........................................            --       (100,000)
                                                                             -----------    -----------

        Net cash provided by investing activities ........................     6,928,276        123,911
                                                                             -----------    -----------


Cash flows from financing activities:
  Distribution to BAC Holders ............................................    (5,289,500)      (211,580)
  Distributions to Special Limited Partner ...............................            --         (2,137)
                                                                             -----------    -----------

        Net cash used in financing activities ............................    (5,289,500)      (213,717)
                                                                             -----------    -----------


Net increase (decrease) in cash and cash equivalents .....................     1,194,934       (443,049)

Cash and cash equivalents, beginning of year .............................     3,470,418      3,913,467
                                                                             -----------    -----------

Cash and cash equivalents, end of year ...................................   $ 4,665,352    $ 3,470,418
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

                                     III-11

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-85 Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on December 26, 1984, and shall continue until December 31, 2039, unless sooner dissolved in accordance with the terms of the Partnership Agreement. (See Note 1.k., below, for a discussion of the Partnership's Plan of Liquidation and Dissolution.) The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) which own and operate apartment properties throughout the United States.

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

          The Partnership sold 21,200 Beneficial Assignee Certificates (BACs) at $1,000 per BAC through a public offering. The offering period was terminated on July 19, 1986. As of December 31, 2004, 42 BACs had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2004 and 2003, the Partnership's share of the cumulative losses of one and three of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $5,919,482 and $7,760,654, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, except as described herein, the excess losses have not been reflected in the accompanying financial statements. Distributions of $0 and $47,729, received from zero and one Local Partnership during 2004 and 2003, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

          Costs incurred in connection with acquiring these investments have been capitalized and were being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.


                                     III-12

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     d.   Investments in partnerships held for sale
          -----------------------------------------

          Due to the possible sale of the Partnership's interests in Paradise Associates, L.P. (Paradise Foothills) and Willow Creek Limited Partnership (Willow Creek II), or the sale of their related properties, as further discussed in Note 2.a., the Partnership's investment in these Local Partnerships was reclassified to investments in partnerships held for sale in the accompanying balance sheet at December 31, 2004. Assets held for sale are not recorded in excess of their estimated net realizable value.

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

     i.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2004, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

          The balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

          The Partnership has determined that it is not practicable to estimate the fair value of purchase money notes, either individually or in the aggregate, due to: (i) the lack of an active market for this type of financial instrument, (ii) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (iii) the excessive costs associated with an independent appraisal of the purchase money notes.

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
                                     ======         ====

          The Partnership is in the process of marketing and selling its properties; however, there can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable

          As of December 31, 2004 and 2003, the Partnership held limited partner interests in two and four Local Partnerships, which were organized to develop, construct, own, maintain and operate rental apartment properties. The remaining amounts due on investments in the Local Partnerships were as follows.

                                                      December 31,
                                             ------------------------------
                                                2004                2003
                                             ----------          ----------

          Due to local general partner:      $  174,600          $  174,600

          Purchase money notes due in:
            2004                                     --             643,000
            2008                                230,000             230,000
                                             ----------          ----------

              Subtotal                          404,600           1,047,600
                                             ----------          ----------

          Accrued interest payable            1,142,762           2,024,065
                                             ----------          ----------

              Total                          $1,547,362          $3,071,665
                                             ==========          ==========


          The amount due to a local general partner, relating to Paradise Associates, L.P., (Paradise Foothills), of $174,600, plus accrued interest of $75,400, will be paid upon the occurrence of certain specified events, as outlined in the respective Local Partnership's partnership agreement. The remaining purchase money note of $230,000 has an interest rate of five percent compounded annually, and is payable in full upon the earliest of:
     (i) sale or refinancing of the Local Partnership rental property; (ii) payment in full of the Local Partnership permanent loan; or (iii) maturity in 2008.

          The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Paradise Foothills Local Partnership, which owns Paradise Foothills. There is no assurance that the underlying property will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the Local Partnership.

                                     III-15

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          The Partnership's inability to pay the Paradise Foothills purchase money note principal and accrued interest balance when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the Local Partnership, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in the Paradise Foothills Local Partnership. Therefore, should the investment in the Paradise Foothills Local Partnership not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the purchase money note exceeds the carrying amount of the investment in the Paradise Foothills Local Partnership. Thus, even a complete loss of the Partnership's interest in the Paradise Foothills Local Partnership would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the Paradise Foothills Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years.
     Additionally, in the event of a foreclosure or other transfer of the Partnership's interest, the Partnership would lose its investment in the Paradise Foothills Local Partnership and, likewise, its share of any future cash flow distributed by the Paradise Foothills Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. See Note 2.f. for a discussion of an impairment loss relating to the Partnership's investment in Paradise Foothills.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2004 and 2003, was $122,789 and $204,016, respectively. The accrued interest payable on the purchase money notes of $1,067,362 and $1,948,665 as of December 31, 2004 and 2003, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

                                     III-16

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Due to the possible sale of the Partnership's interest in Paradise Foothills, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $0 at both December 31, 2004 and December 31, 2003, has been reclassified to investments in partnerships held for sale in the accompanying balance sheets.

          The principal amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at December 31, 2004, will be paid upon the occurrence of specified events, as outlined in the Local Partnership's partnership agreement.

                                   The Pointe
                                   ----------

          The Partnership defaulted on its purchase money note relating to Mesa Residential Partners Limited Partnership (formerly Mesa Partners Limited Partnership) (The Pointe) when the note matured on June 30, 2003, as extended, and was not paid. The default amount included principal and accrued interest of $643,000 and $877,602, respectively. The maturity date of the note was extended to September 30, 2004. On June 4, 2004, the Partnership's interest in The Pointe was sold to an affiliate of the local managing general partner. Net cash proceeds received by the Partnership in June 2004 totaled $460,153. The sale resulted in gain on disposition of investment in partnerships of $2,052,784 for financial statement purposes and in total gain of $7,017,905 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in June 2004 the Managing General Partner was paid a disposition fee of $507,112 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

          Due to the impending sale of the Partnership's interest in The Pointe, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $54,461 at December 31, 2003, was reclassified to investments in partnerships held for sale in the accompanying balance sheet at that date.

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

                                   The Pointe
                                   ----------

          The Pointe, which owns apartments located in El Paso, Texas, modified its mortgage loan in 1987. In connection with the mortgage loan modification, the Partnership advanced a total of $262,500 to the Local Partnership in 1987. Repayment of these loans, with simple interest at 9% per annum, was expected to occur upon sale or refinancing of the property. However, in July 2003, when the first mortgage was refinanced, there were not enough proceeds to repay the loans. Therefore, the Partnership contracted to sell its loans receivable together with its interest in the Local Partnership to an affiliate of the local general partner. As of December 31, 2003, accrued interest was $387,563. For financial reporting purposes, these loans had been reduced to zero by the Partnership as a result of losses at the related Local Partnership level. On June 4, 2004, the Partnership's interest in The Pointe was sold. See Note 2.a. hereof for additional information concerning the sale.

                                     III-17

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     c.   Other Partnership matters
          -------------------------

                                 Willow Creek II
                                 ---------------

          The Partnership has begun discussions with the local managing general partner to sell its interest in Willow Creek II to the local managing general partner. There is no assurance that a sale of the Partnership's interest in Willow Creek II will occur.

          Due to the possible sale of the Partnership's interest in Willow Creek II, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $617,151 and $679,282 at December 31, 2004 and December 31, 2003, respectively, has been reclassified to investments in partnerships held for sale in the accompanying balance sheets.

     d.   Property matters
          ----------------

                                 Semper Village
                                 --------------

          On December 19, 2003, the Local Partnership entered into a contract to sell the property owned by Sheridan West Limited Partnership (Semper Village). On July 1, 2004, the property related to Semper Village was sold. Net cash proceeds, including a $14,923 Local Partnership reserve received by the Partnership total $6,334,534. The sale resulted in gain on disposition of investment in partnerships of $6,291,867 for financial statement purposes and in total gain of approximately $10,793,171 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in July 2004 the Managing General Partner was paid a disposition fee of $706,250 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

          Due to the impending sale of the property related to the Partnership's interest in Semper Village, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $42,667 at December 31, 2003, was reclassified to investments in and advances to partnerships held for sale in the accompanying balance sheet at that date.

     e.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 98.99% interest in profits, losses and cash distributions of each Local Partnership. Affiliates of the Managing General Partner of the Partnership are also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2004 and 2003, the Partnership received cash distributions from rental operations of the Local Partnerships of $133,589 and $223,911, respectively.

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

     f.   Impairment analysis
          -------------------

          The Managing General Partner has considered impairment of the investments in partnerships. An impairment loss of $39,973, reducing the Partnership's investment in Paradise Foothills to zero, was recognized on December 31, 2002. The investments in and advances to partnerships are carried at the lower of cost or market in the accompanying balance sheets.

     g.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the two Local Partnerships in which the Partnership is invested as of December 31, 2004, follow. The information is presented separately for one Local Partnership which has investment basis (equity method), and for one Local Partnership for which the Partnership's carrying value is zero (equity method suspended).

                                              COMBINED BALANCE SHEETS
                                                 December 31, 2004

                                                               Equity
                                                               Method          Suspended            Total
                                                            ------------      ------------       ------------
          Number of Local Partnerships                           1                1                   2
                                                                 =                =                   =

          Rental property, at cost, net of
            accumulated depreciation of
            $5,883,038, $3,783,106, and
            $9,666,144, respectively                        $  2,217,167      $  1,109,830       $  3,326,997
          Land                                                   230,298         1,416,235          1,646,533
          Other assets                                           645,088           310,491            955,579
                                                            ------------      ------------       ------------

              Total assets                                  $  3,092,553      $  2,836,556       $  5,929,109
                                                            ============      ============       ============


          Mortgage notes payable                            $  2,293,201      $  7,063,643       $  9,356,844
          Other liabilities                                      168,645           394,305            562,950
          Due to general partners                                     --         1,715,143          1,715,143
                                                            ------------      ------------       ------------

              Total liabilities                                2,461,846         9,173,091         11,634,937

          Partners' capital (deficit)                            630,707        (6,336,535)        (5,705,828)
                                                            ------------      ------------       ------------

              Total liabilities and partners'
                capital (deficit)                           $  3,092,553      $  2,836,556       $  5,929,109
                                                            ============      ============       ============



                                     III-19

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2004

                                                               Equity
                                                               Method          Suspended            Total
                                                            -----------       -----------        -----------
          Number of Local Partnerships                           1                1                   2
                                                                 =                =                   =

          Revenue:
            Rental                                          $ 1,108,521       $ 1,077,571        $ 2,186,092
            Other                                                47,893            95,875            143,768
                                                            -----------       -----------        -----------

              Total revenue                                   1,156,414         1,173,446          2,329,860
                                                            -----------       -----------        -----------

          Expenses:
            Operating                                           693,922           625,828          1,319,750
            Interest                                            175,104           391,355            566,459
            Depreciation and amortization                       215,201           273,141            488,342
                                                            -----------       -----------        -----------

              Total expenses                                  1,084,227         1,290,324          2,374,551
                                                            -----------       -----------        -----------

          Net income (loss)                                 $    72,187       $  (116,878)       $   (44,691)
                                                            ===========       ===========        ===========

          Cash distributions                                $   133,589       $        --        $   133,589
                                                            ===========       ===========        ===========

          Cash distributions recorded as reduction
            of investments in partnerships                  $   133,589       $        --        $   133,589
                                                            ===========       ===========        ===========

          Partnership's share of Local Partnership
            net income (loss)                               $    71,458       $        --        $    71,458

          Miscellaneous                                              --           (10,100)           (10,100)
                                                            -----------       -----------        -----------

          Share of income (loss) from partnerships          $    71,458       $   (10,100)       $    61,358
                                                            ===========       ===========        ===========


               Combined balance sheets and combined statements of operations for the four Local Partnerships in which the Partnership was invested as of December 31, 2003, follow. The information is presented separately for the one Local Partnership which has investment basis (equity method), and for the three Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

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

               All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective years, and are recorded as cash receipts on the respective balance sheets. Cash distributions recorded as a reduction of the related investment are recorded as cash receipts on the respective balance sheets, and are recorded as a reduction of investments in partnerships, also on the respective balance sheets.

          g.   Reconciliation of the Local Partnerships' financial statement net
               -----------------------------------------------------------------
                 loss to taxable loss
                 --------------------

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

                                     III-22

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable income (loss) follows.

                                                        For the years ended
                                                            December 31,
                                                     --------------------------
                                                        2004            2003
                                                     ---------        ---------

         Financial statement net loss                $ (44,691)       $(754,978)

         Differences between financial statement
           and tax depreciation, amortization,
          and miscellaneous differences                 81,751          163,310
                                                     ---------        ---------

         Taxable income (loss)                       $  37,060        $(591,668)
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2004 and 2003, the Partnership paid $149,939 and $151,355, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $97,920 for each of the years ended December 31, 2004 and 2003.

     CRI, William B. Dockser and H. William Willoughby are General Partners of the Partnership. In connection with a proxy seeking the liquidation of the Partnership, in January 2003, one Limited Partner filed a purported class action and derivative lawsuit against these three General Partners alleging certain deficiencies in the Definitive Proxy Statement. After various motions, cross motions, and appeals, on February 19, 2004, the U. S. Court of Appeals for the Fourth Circuit granted the Partnership's motion to dismiss, and the case has been closed. The Partnership's Partnership Agreement contains provisions pursuant to which the General Partners may seek indemnification for their costs, including the requirement that they obtain an opinion of independent counsel that the matter is subject to indemnification. The required opinion of independent Counsel was received during the second quarter of 2004, at which time a total of $138,933 was reimbursed to the General Partners.

                                                      III-23

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

     As of the voting deadline of February 14, 2003, the Partnership received consent of over 70% of the outstanding BACs to the sale of all of the Partnership's assets. The consent authorized the amendment of the Partnership's Limited Partnership Agreement to permit CRI to be eligible to receive an incentive disposition fee of up to five percent of the sales prices of the properties if CRI markets and sells the properties in which the Partnership holds interests instead of having a third party do so. The limit on property disposition fees will not change, and in no event would the amendment permitting CRI to receive an incentive disposition fee cause the existing fee cap to be exceeded or otherwise increase the fees payable by the Partnership in connection with the sales of the properties in which the Partnership holds interests. (See
Part I, Item 3.) There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

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


                                     III-25

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


5.   RECONCILIATION OF THE PARTNERSHIP'S  FINANCIAL  STATEMENT NET INCOME (LOSS)
     ---------------------------------------------------------------------------
       TO TAXABLE INCOME (LOSS)
       ------------------------

     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations; and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of income or losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see
Note 2.g.), including losses in excess of related investment amounts. These returns are subject to examination and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net income (loss) to taxable income (loss) follows.

                                                                      For the years ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     2004              2003
                                                                 -----------       ------------
Financial statement net income (loss)                            $ 7,929,199       $  (689,849)

Adjustments:
  Differences between financial statement net income (loss)
    and taxable loss related to the Partnership's
    equity in the Local Partnerships' income                        (385,409)         (414,398)

  Differences in amortization of
    acquisition costs and property purchase costs                     (6,437)           (2,029)

  Differences of tax gain in excess of
    book gain from the sale of properties                          9,466,425                --

  Miscellaneous, net                                                      --            (1,996)
                                                                 -----------       -----------

Taxable income (loss)                                            $17,003,778       $(1,108,272)
                                                                 ===========       ===========

                                      # # #

                                     III-26

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-85 Limited Partnership has invested.