Form 10QSB
period 2005-03-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2005-05-05
CIK 770895

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

                  For the quarterly period ended March 31, 2005


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005



                                                                          Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2005 and December 31, 2004..........................   1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2005 and 2004 ...........   2

         Statements of Cash Flows
           - for the three months ended March 31, 2005 and 2004............   3

         Notes to  Financial Statements
           - March 31, 2005 and 2004.......................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  10

Item 3.  Controls and Procedures...........................................  12


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities...................................  12

Item 5.  Other Information.................................................  12

Item 6.  Exhibits..........................................................  13

Signature..................................................................  14

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS


                                                                                        March 31,     December 31,
                                                                                          2005            2004
                                                                                      -------------   ------------
                                                                                       (Unaudited)
Investments in partnerships held for sale .........................................   $    635,015    $    617,151
Cash and cash equivalents .........................................................      4,579,245       4,665,352
Other assets ......................................................................            299             173
                                                                                      ------------    ------------

      Total assets ................................................................   $  5,214,559    $  5,282,676
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ................................................   $    404,600    $    404,600
Accrued interest payable ..........................................................      1,158,979       1,142,762
Accounts payable and accrued expenses .............................................         70,457          87,804
                                                                                      ------------    ------------

      Total liabilities ...........................................................      1,634,036       1,635,166
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................    (10,411,873)    (10,411,873)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................     (4,641,569)     (4,574,582)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      3,580,523       3,647,510
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,214,559    $  5,282,676
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                      For the three months ended
                                                                                March 31,
                                                                     ----------------------------
                                                                         2005             2004
                                                                     ------------    ------------
Share of income from partnerships ................................   $     17,864    $     21,414
                                                                     ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .....................................................         23,400          11,263
                                                                     ------------    ------------

  Expenses:
    Interest .....................................................         16,217          51,132
    General and administrative ...................................         49,502          51,201
    Management fee ...............................................         24,480          24,480
    Professional fees ............................................         22,000          73,628
                                                                     ------------    ------------

                                                                          112,199         200,441
                                                                     ------------    ------------

      Total other revenue and expenses ...........................        (88,799)       (189,178)
                                                                     ------------    ------------

Loss before gain on disposition of investment in partnership .....        (70,935)       (167,764)

Gain on disposition of investment in partnership .................          3,948              --
                                                                     ------------    ------------

Net loss .........................................................        (66,987)       (167,764)

Accumulated losses, beginning of period ..........................     (4,574,582)    (12,503,781)
                                                                     ------------    ------------

Accumulated losses, end of period ................................   $ (4,641,569)   $(12,671,545)
                                                                     ============    ============



Net loss allocated to General Partners (1.51%) ...................   $     (1,011)   $     (2,533)
                                                                     ============    ============


Net loss allocated to Initial and Special Limited Partners (2.49%)   $     (1,668)   $     (4,177)
                                                                     ============    ============


Net loss allocated to BAC Holders (96%) ..........................   $    (64,308)   $   (161,054)
                                                                     ============    ============


Net loss per BAC, based on 21,158 BACs outstanding ...............   $      (3.04)   $      (7.61)
                                                                     ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 For the three months ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                    2005          2004
                                                                                -----------    ------------
Cash flows from operating activities:
  Net loss ..................................................................   $   (66,987)   $  (167,764)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of income from partnerships .......................................       (17,864)       (21,414)
    Gain on disposition of investment in partnership ........................        (3,948)            --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ...            --         (6,617)
      (Increase) decrease in other assets ...................................          (126)             2
      Increase in accrued interest payable ..................................        16,217         51,132
      (Decrease) increase in accounts payable and accrued expenses ..........       (17,347)        35,192
                                                                                -----------    -----------

        Net cash used in operating activities ...............................       (90,055)      (109,469)
                                                                                -----------    -----------

Cash flows from investing activities:
  Proceeds from disposition of investment in partnership ....................         3,948             --
  Loans to local managing general partner ...................................            --       (495,749)
                                                                                -----------    -----------

        Net cash provided by (used in) investing activities .................         3,948       (495,749)
                                                                                -----------    -----------

Net decrease in cash and cash equivalents ...................................       (86,107)      (605,218)

Cash and cash equivalents, beginning of period ..............................     4,665,352      3,470,418
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 4,579,245    $ 2,865,200
                                                                                ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of March 31, 2005, and the results of its operations and its cash flows for the three month periods ended March 31, 2005 and 2004. The results of operations for the interim period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2004.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing
General Partner has evaluated the partnerships in which the Partnership is invested and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                               Purchase money note
                               -------------------

     The Partnership's remaining obligation with respect to its investment in Paradise Associates Limited Partnership (Paradise Foothills), in the form of a nonrecourse purchase money note having a principal balance of $230,000 plus accrued interest of $1,083,579 as of March 31, 2005, is payable in full upon the earliest of: (i) sale or refinancing of the Local Partnership's rental property;
(ii) payment in full of the Local Partnership's permanent loan; or (iii) maturity. The purchase money note matures in 2008.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

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

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2005 and 2004, was $16,217 and $51,132, respectively. The accrued interest payable on the remaining purchase money note of $1,083,579 and $1,067,362 as of March 31, 2005 and December 31, 2004,
respectively, is due on the maturity date of the purchase money note or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

     Due to the possible sale of the Partnership's interest in Paradise Foothills, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $0 at both March 31, 2005 and December 31, 2004, has been reclassified to investments in partnerships held for sale in the accompanying balance sheets.

     The principal amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at March 31, 2005, will be paid upon the occurrence of specified events, as outlined in the Local Partnership's partnership agreement.

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

                             March 31, 2005 and 2004

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

c.   Other Partnership matters
     -------------------------

                                 Willow Creek II
                                 ---------------

     The Partnership has begun discussions with the local managing general partner to sell its interest in Willow Creek II Limited Partnership (Willow
Creek II) to the local managing general partner. The Partnership is also actively marketing Willow Creek for sale to a third party. There is no assurance that a sale of the Partnership's interest in Willow Creek II, or the property it owns, will occur.

     Due to the possible sale of the Partnership's interest in Willow Creek II, or the property it owns, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $635,015 and $617,151 at March 31, 2005 and December 31, 2004, respectively, has been reclassified to investments in partnerships held for sale in the accompanying balance sheets.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Property matters
     ----------------

                                 Semper Village
                                 --------------

     On December 19, 2003, the Local Partnership entered into a contract to sell the property owned by Sheridan West Limited Partnership (Semper Village). On July 1, 2004, the property related to Semper Village was sold. Net cash proceeds, including a $14,923 Local Partnership reserve received by the Partnership, totaled $6,334,534. The sale resulted in gain on disposition of investment in partnerships of $6,291,867 for financial statement purposes and in total gain of $10,793,171 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in July 2004 the Managing General Partner was paid a disposition fee of $706,250 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships. During the first quarter of 2005, the Partnership received additional proceeds of $3,948 related to the sale, resulting in gain on disposition of investment in partnership of $3,948 for financial statement purposes in 2005.

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the two and four Local Partnerships in which the Partnership was invested as of March 31, 2005 and 2004, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investment in those Local Partnerships (equity method suspended).

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                 For the three months ended
                                                                          March 31,
                                                  -----------------------------------------------------------
                                                     2005            2004              2005          2004
                                                  -----------------------------------------------------------
                                                    Equity                            Equity
                                                    Method         Suspended          Method        Suspended
                                                  ----------       ----------       ----------      ----------
         Number of Local Partnerships                 1                1                2               2
                                                      =                =                =               =

         Revenue:
           Rental                                 $  277,130       $  269,393       $  733,678      $  720,317
           Other                                      11,973           23,969           29,708          73,070
                                                  ----------       ----------       ----------      ----------

             Total revenue                           289,103          293,362          763,386         793,387
                                                  ----------       ----------       ----------      ----------

         Expenses:
           Operating                                 173,481          156,457          402,370         480,717
           Interest                                   43,776           97,839          159,927         242,308
           Depreciation and amortization              53,800           68,285          163,755         171,850
                                                  ----------       ----------       ----------      ----------

             Total expenses                          271,057          322,581          726,052         894,875
                                                  ----------       ----------       ----------      ----------

         Net income (loss)                        $   18,046       $  (29,219)      $   37,334      $ (101,488)
                                                  ==========       ==========       ==========      ==========

         Partnership's share of Local
           Partnership net income                 $   17,864       $       --       $   27,320      $       --

         Interest receivable - The Pointe                 --               --               --          (5,906)
                                                  ------------------------------------------------------------

         Share of income from partnerships                  $17,864                            $21,414
                                                            =======                            =======


     As of March 31, 2005 and 2004, the Partnership's share of cumulative losses to date for one and two Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $5,948,406 and $7,851,482, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $24,804 and $40,437 for the three month periods ended March 31, 2005 and 2004, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,480 for each of the three month periods ended March 31, 2005 and 2004.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2004. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for one Local Partnership which has cumulative losses in excess of the amount of the Partnership's investment in that Local Partnership.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing
General Partner has evaluated the partnerships in which the Partnership is invested and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,579,245 as of March 31, 2005, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 4, 2005, there were no material commitments for capital expenditures.

     The Partnership's remaining obligation with respect to its investment in Paradise Associates, L.P. (Paradise Foothills), in the form of a nonrecourse purchase money note, has a principal balance of $230,000 plus accrued interest of $1,083,579 as of March 31, 2005, and is payable in full upon the earliest of:
(i) sale or refinancing of the Local Partnership's rental property; (ii) payment in full of the Local Partnership's permanent loan; or (iii) maturity in 2008. See the notes to financial statements for additional information concerning this purchase money note.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both March 31, 2005 and December 31, 2004; accrued interest payable thereon was $75,400 at both March 31, 2005 and December 31, 2004. These amounts will be paid upon the occurrence of certain specified events, as outlined in the Local Partnership's partnership agreement.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2005, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $86,107 during the three month period ended March 31, 2005, primarily due to operating expenses paid in cash.

     The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the possible prepayment or payment of the Partnership's outstanding purchase money note, for its Plan of Liquidation, and for operating cash reserves.

                              Results of Operations
                              ---------------------

     The Partnership's net loss decreased from the corresponding period in 2004, primarily due to an increase in interest revenue and gain on disposition of investment in partnership and decreases in interest expense, general and administrative expenses and professional fees, partially offset by a decrease in share of income from partnerships. Interest revenue increased due to higher cash and cash equivalent balances, and higher interest rates in 2005. Interest expense decreased due to lower purchase money note balances, general and administrative expenses decreased primarily due to lower reimbursed payroll costs in 2005, and professional fees decreased due to lower legal expenses. Gain on disposition of investment in partnership increased due to additional proceeds received from the 2004 sale of Semper Village. Share of income from partnerships decreased primarily due to lower rental income at one property compared to the first quarter of 2004, and also due to the sale of one property during 2004 which was accounted for on the equity method.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2005 and 2004, did not include losses of $28,924 and $100,465 respectively.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2005.


Item 3. Controls and Procedures


     In May 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the May 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2005, but not reported, whether or not otherwise required by this Form10-QSB at March 31, 2005.

     There is no established market for the purchase and sale of Beneficial Assignee Certificates (BACs), although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

Part II. OTHER INFORMATION
Item 6. Exhibits


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

                                  CAPITAL REALTY INVESTORS-85 LIMITED
                                     PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



May 4, 2005                            by: /s/ Michael J. Tuszka
-----------                                -------------------------------------
DATE                                       Michael J. Tuszka
                                             Vice President
                                             and Chief Accounting Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)