Form 10QSB
period 2005-06-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2005-08-05
CIK 770895

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

                  For the quarterly period ended June 30, 2005


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2005



                                                                          Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2005 and December 31, 2004...........................  1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2005 and 2004 ....  2

         Statements of Cash Flows
           - for the six months ended June 30, 2005 and 2004...............  3

         Notes to  Financial Statements
           - June 30, 2005 and 2004........................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 10

Item 3.  Controls and Procedures........................................... 12


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities...................................  12

Item 5.  Other Information.................................................  13

Item 6.  Exhibits..........................................................  13

Signature..................................................................  14

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2005            2004
                                                                                      -------------   ------------
                                                                                       (Unaudited)
Investments in partnerships held for sale .........................................   $    633,564    $    617,151
Cash and cash equivalents .........................................................      4,521,678       4,665,352
Other assets ......................................................................            345             173
                                                                                      ------------    ------------

      Total assets ................................................................   $  5,155,587    $  5,282,676
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ................................................   $    404,600    $    404,600
Accrued interest payable ..........................................................      1,175,196       1,142,762
Accounts payable and accrued expenses .............................................         77,756          87,804
                                                                                      ------------    ------------

      Total liabilities ...........................................................      1,657,552       1,635,166
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................    (10,411,873)    (10,411,873)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................     (4,724,057)     (4,574,582)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      3,498,035       3,647,510
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,155,587    $  5,282,676
                                                                                      ============    ============




                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                    For the three months ended       For the six months ended
                                                             June 30,                        June 30,
                                                   -----------------------------  -----------------------------
                                                       2005            2004           2005               2004
                                                   ------------    -------------   ------------    ------------
Share of (loss) income from partnerships .......   $     (1,451)   $     20,146    $     16,413    $     41,560
                                                   ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ...................................         28,742          10,064          52,142          21,327
                                                   ------------    ------------    ------------    ------------

  Expenses:
    Interest ...................................         16,217          40,768          32,434          91,900
    General and administrative .................         49,048          50,988          98,550         102,189
    Management fee .............................         24,480          24,480          48,960          48,960
    Professional fees ..........................         22,000          22,384          44,000          96,012
                                                   ------------    ------------    ------------    ------------

                                                        111,745         138,620         223,944         339,061
                                                   ------------    ------------    ------------    ------------

      Total other revenue and expenses .........        (83,003)       (128,556)       (171,802)       (317,734)
                                                   ------------    ------------    ------------    ------------

Loss before gain on disposition of investment
  in partnership ...............................        (84,454)       (108,410)       (155,389)       (276,174)

Gain on disposition of investment in partnership          1,966       2,052,784           5,914       2,052,784
                                                   ------------    ------------    ------------    ------------

Net (loss) income ..............................        (82,488)      1,944,374        (149,475)      1,776,610

Accumulated losses, beginning of period ........     (4,641,569)    (12,671,545)     (4,574,582)    (12,503,781)
                                                   ------------    ------------    ------------    ------------

Accumulated losses, end of period ..............   $ (4,724,057)   $(10,727,171)   $ (4,724,057)   $(10,727,171)
                                                   ============    ============    ============    ============



Net (loss) income allocated to
  General Partners (1.51%) .....................   $     (1,246)   $     29,360    $     (2,257)   $     26,827
                                                   ============    ============    ============    ============

Net (loss) income allocated to
  Initial and Special Limited Partners (2.49%) .   $     (2,054)   $     48,415    $     (3,722)   $     44,238
                                                   ============    ============    ============    ============


Net (loss) income allocated to
  BAC Holders (96%) ............................   $    (79,188)   $  1,866,599    $   (143,496)   $  1,705,545
                                                   ============    ============    ============    ============


Net (loss) income per BAC,
  based on 21,158 BACs outstanding .............   $      (3.74)   $      88.22    $      (6.78)   $      80.61
                                                   ============    ============    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the six months ended
                                                                                           June 30,
                                                                                 --------------------------
                                                                                     2005          2004
                                                                                 -----------    -----------
Cash flows from operating activities:
  Net (loss) income ..........................................................   $  (149,475)   $ 1,776,610

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships ........................................       (16,413)       (41,560)
    Gain on disposition of investment in partnership .........................        (5,914)    (2,052,784)

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ....          --          (10,100)
      Increase in other assets ...............................................          (172)           (35)
      Increase in accrued interest payable ...................................        32,434         91,900
      Decrease in accounts payable and accrued expenses ......................       (10,048)      (104,154)
                                                                                 -----------    -----------

        Net cash used in operating activities ................................      (149,588)      (340,123)
                                                                                 -----------    -----------

Cash flows from investing activities:
  Proceeds from disposition of investment in partnership,
    net of disposition fee of $507,112, paid to related party ................          --          460,153
  Loans to local managing general partner ....................................          --         (495,749)
  Collection of loans to local managing general partner ......................          --          495,749
  Receipt of distributions from partnerships .................................          --          133,588
  Additional sales proceeds ..................................................         5,914           --
                                                                                 -----------    -----------

        Net cash provided by investing activities ............................         5,914        593,741
                                                                                 -----------    -----------

Net (decrease) increase in cash and cash equivalents .........................      (143,674)       253,618

Cash and cash equivalents, beginning of period ...............................     4,665,352      3,470,418
                                                                                 -----------    -----------

Cash and cash equivalents, end of period .....................................   $ 4,521,678    $ 3,724,036
                                                                                 ===========    ===========



Supplemental disclosure of cash flow information: Non-cash financing activity:
   Purchase money note principal and accrued interest
    payable assumed by purchaser of
    related investment in partnership ........................................   $      --      $ 1,647,092
                                                                                 ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of June 30, 2005, and the results of its operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the interim period ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2004.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                               Paradise Foothills
                               ------------------

     The Partnership's remaining obligation with respect to its investment in Paradise Associates Limited Partnership (Paradise Foothills), in the form of a nonrecourse purchase money note having a principal balance of $230,000 plus accrued interest of $1,099,796 as of June 30, 2005, is payable in full upon the earliest of: (i) sale or refinancing of the Local Partnership's rental property;
(ii) payment in full of the Local Partnership's permanent loan; or (iii) maturity. The Partnership defaulted on its purchase money note relating to Paradise Foothills when the note matured on January 30, 1996, and was not paid. Effective March 31, 2003, the Managing General Partner successfully negotiated an agreement to extend the maturity date of the purchase money note to March 31, 2008, and to reduce the interest rate. The Partnership is currently negotiating the sale of the property related to Paradise Foothills. The sale is scheduled to close in the fourth quarter of 2005. There is no assurance that a sale of the property will occur.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

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

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2005 was $16,217 and $32,434, respectively, and $40,768 and $91,900 for the three and six months ended June 30, 2004, respectively. The accrued interest payable on the remaining purchase money note of $1,099,796 and $1,067,362 as of June 30, 2005 and December 31, 2004,
respectively, is due on the maturity date of the purchase money note or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

     The principal amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at June 30, 2005, will be paid upon the occurrence of specified events, as outlined in the Local Partnership's partnership agreement.

                                   The Pointe
                                   ----------

     The Partnership defaulted on its purchase money note relating to Mesa Residential Partners Limited Partnership (formerly Mesa Partners Limited Partnership) (The Pointe) when the note matured on June 30, 2003, as extended, and was not paid. The default amount included principal and accrued interest of $643,000 and $877,602, respectively. The maturity date of the note was extended to September 30, 2004. On June 4, 2004, the Partnership's interest in The Pointe was sold to an affiliate of the local managing general partner. Net cash proceeds received by the Partnership in June 2004 totaled $460,153. The sale resulted in net gain on disposition of investment in partnerships of $2,052,784 for financial statement purposes and in total gain of $7,017,905 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in June 2004 the Managing General Partner was paid a disposition fee of $507,112 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

b.   Advances to Local Partnerships
     ------------------------------

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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   Other Partnership matters
     -------------------------

                                 Willow Creek II
                                 ---------------

     The Partnership is currently negotiating the sale of the property related to Willow Creek II Limited Partnership (Willow Creek II). The sale is scheduled to close in the fourth quarter of 2005. There is no assurance that a sale of the property will occur.

     Due to the possible sale of the property related to Willow Creek II, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $633,564 and $617,151 at June 30, 2005 and December 31, 2004, respectively, has been reclassified to investments in partnerships held for sale in the accompanying balance sheets.

d.   Property matters
     ----------------

                                 Semper Village
                                 --------------

     On December 19, 2003, the Local Partnership entered into a contract to sell the property owned by Sheridan West Limited Partnership (Semper Village). On July 1, 2004, the property related to Semper Village was sold. Net cash proceeds, including a $14,923 Local Partnership reserve received by the Partnership, totaled $6,334,534. The sale resulted in net gain on disposition of investment in partnerships of $6,291,867 for financial statement purposes and in total gain of $10,793,171 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in July 2004 the Managing General Partner was paid a disposition fee of $706,250 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships. During the first and second quarters of 2005, the Partnership received additional proceeds of $5,914 related to the sale, resulting in gain on disposition of investment in partnership of $5,914 for financial statement purposes in 2005.

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the two and three Local Partnerships in which the Partnership was invested as of June 30, 2005 and 2004, respectively, follow. The combined statements of operations for the three and six month periods ended June 30, 2004, included information for The Pointe through the date of sale of the Partnership's interest in June 2004. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investment in those Local Partnerships (equity method suspended).

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                                    For the three months ended
                                                                             June 30,
                                                  -------------------------------------------------------------
                                                      2005            2004             2005           2004
                                                  -------------------------------------------------------------
                                                    Equity                            Equity
                                                    Method         Suspended          Method        Suspended
                                                  ----------       ----------       ----------      ----------
         Number of Local Partnerships                 1                1                1               2
                                                      =                =                =               =

         Revenue:
           Rental                                 $  258,148       $  269,393       $  267,983      $1,015,976
           Other                                       4,552           23,969            5,689          84,947
                                                  ----------       ----------       ----------      ----------

             Total revenue                           262,700          293,362          273,672       1,100,923
                                                  ----------       ----------       ----------      ----------

         Expenses:
           Operating                                 166,590          156,458          148,992         632.567
           Interest                                   43,776           97,839           45,396         318,663
           Depreciation and amortization              53,800           68,285           54,696         244,555
                                                  ----------       ----------       ----------      ----------

             Total expenses                          264,166          322,582          249,084       1,195,785
                                                  ----------       ----------       ----------      ----------

         Net (loss) income                        $   (1,466)      $  (29,220)      $   24,588      $  (94,862)
                                                  ==========       ==========       ==========      ==========

         Cash Distributions                       $       --       $       --       $  133,588      $       --
                                                  ==========       ==========       ==========      ==========

         Cash distributions recorded as
           reduction of investment in
           partnerships                           $       --       $       --       $  133,588      $       --
                                                  ==========       ==========       ==========      ==========


         Partnership's share of Local
           Partnership net (loss) income          $   (1,451)      $       --       $   24,340      $       --

         Interest receivable - The Pointe                 --               --               --          (4,194)
                                                  ------------------------------------------------------------

         Share of (loss) income
             from partnerships                              $(1,451)                         $20,146
                                                            =======                          =======

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                    For the six months ended
                                                                             June 30,
                                                  -----------------------------------------------------------
                                                     2005            2004              2005           2004
                                                  -----------------------------------------------------------
                                                    Equity                            Equity
                                                    Method         Suspended          Method        Suspended
                                                  ----------       ----------       ----------      ----------
         Number of Local Partnerships                 1                1                1               2
                                                      =                =                =               =

         Revenue:
           Rental                                 $  535,279       $  538,785       $  558,174      $2,179,780
           Other                                      16,525           47,938           17,784         175,629
                                                  ----------       ----------       ----------      ----------

             Total revenue                           551,804          586,723          575,958       2,355,409
                                                  ----------       ----------       ----------      ----------

         Expenses:
           Operating                                 340,070          312,914          323,587       1,341,058
           Interest                                   87,552          195,678           90,792         675,502
           Depreciation and amortization             107,601          136,571          109,392         525,463
                                                  ----------       ----------       ----------      ----------

             Total expenses                          535,223          645,163          523,771       2,542,023
                                                  ----------       ----------       ----------      ----------

         Net income (loss)                        $   16,581       $  (58,440)      $   52,187      $ (186,614)
                                                  ==========       ==========       ==========      ==========

         Cash Distributions                       $       --       $       --       $  133,588      $       --
                                                  ==========       ==========       ==========      ==========

         Cash distributions recorded as
           reduction of investment in
           partnerships                           $       --       $       --       $  133,588      $       --
                                                  ==========       ==========       ==========      ==========


         Partnership's share of Local
           Partnership net income                 $   16,413       $       --       $   51,660      $       --


         Interest receivable - The Pointe                 --               --               --         (10,100)
                                                  ------------------------------------------------------------

         Share of income from partnerships                  $16,413                        $41,560
                                                            =======                        =======


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of June 30, 2005 and 2004, the Partnership's share of cumulative losses to date for one and two Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $5,977,331 and $6,052,443, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $28,887 and $53,691 for the three and six month periods ended June 30, 2005, respectively, and $40,763 and $81,200 for the three and six month periods ended June 30, 2004, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,480 for each of the three month periods ended June 30, 2005 and 2004, $48,960 for each of the six month periods ended June 30, 2005 and 2004.

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

     CRI, William B. Dockser and H. William Willoughby are General Partners of the Partnership. In connection with a proxy seeking the liquidation of the Partnership, in January 2003, one Limited Partner filed a purported class action and derivative lawsuit against these three General Partners alleging certain deficiencies in the Definitive Proxy Statement. After various motions, cross motions, and appeals, on February 19, 2004, the U.S. Court of Appeals for the Fourth Circuit granted the Partnership's motion to dismiss, and the case has been closed. The Partnership Agreement contains provisions pursuant to which the General Partners may seek indemnification for their costs, including the requirement that they obtain an opinion of independent counsel that the matter is subject to indemnification. The required opinion of independent counsel was received during the second quarter of 2004, at which time a total of $138,933 was reimbursed to the General Partners.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,521,678 as of June 30, 2005, along with the anticipated future cash distribution from one Local Partnership, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 5, 2005, there were no material commitments for capital expenditures.

     The Partnership's remaining obligation with respect to its investment in Paradise Associates Limited Partnership, (Paradise Foothills), in the form of a nonrecourse purchase money note, having a principal balance of $230,000 plus accrued interest of $1,099,796 as of June 30, 2005, is payable in full upon the earliest of: (i) sale or refinancing of the Local Partnership's rental property;
(ii) payment in full of the Local Partnership's permanent loan; or (iii) maturity in 2008. See the notes to financial statements for additional information concerning this purchase money note.

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

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both June 30, 2005 and December 31, 2004; accrued interest payable thereon was $75,400 at both June 30, 2005 and December 31, 2004. These amounts will be paid upon the occurrence of certain specified events, as outlined in the Local Partnership's partnership agreement.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2005, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $143,674 during the six month period ended June 30, 2005, primarily due to operating expenses paid in cash.

     The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the possible prepayment or payment of the Partnership's outstanding purchase money note, for its Plan of Liquidation, and for operating cash reserves.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended June 30, 2005, compared to net income for the corresponding period in 2004, primarily due to a decrease in gain on disposition of investment in partnership related to the sale of the Partnership's interest in The Pointe in June 2004. Contributing to net loss was a decrease in share of income from partnerships, partially off by an increase in interest revenue and decreases in interest expense, general and administrative expenses and professional fees. Share of income from partnerships decreased primarily due to lower rental income and higher operating expenses at one property. Interest revenue increased due to higher cash and cash equivalent balances, and higher rates in 2005. Interest expense decreased due to a lower purchase money note balance relating to the sale of the Partnership's interest in The Pointe in 2004. General and administrative expenses decreased primarily due to lower reimbursed payroll costs and lower printing fees in 2005.

     The Partnership recognized net loss for the six month period ended June 30, 2005, compared to net income for the corresponding period in 2004, primarily due to a decrease in gain on disposition of investment in partnership as discussed above. Contributing to net loss was a decrease in share of income from partnerships, partially offset by an increase in interest revenue and decreases in interest expense, professional fees and general and administrative expenses, all as discussed above. Professional legal fees decreased primarily due to the dismissal of a lawsuit in 2004. See Note 3, above.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2005, did not include losses of $28,925 and $57,849 respectively, compared to excluded losses of $100,465 and $200,930 for the three and six month periods ended June 30, 2004, respectively.

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2005.


Item 3. Controls and Procedures


     In July 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.

Part II. OTHER INFORMATION
Item 5. Other Information

     a. There is no established market for the purchase and sale of Beneficial Assignee Certificates (BACs), although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

     b. On May 10, 2005, the Partnership filed a Current Report on Form 8-K to report that effective at close of business on May 6, 2005, the Principal Financial Officer and Principal Accounting Officer (one individual) of C.R.I., Inc. (the Managing General Partner of the Registrant) resigned. The duties of these positions have been assumed by H. William Willoughby. Mr. Willoughby has held the office of President of CRI since 1990 and has also served as one of its Directors. He has no employment contract.


Item 6. Exhibits

Exhibit No.    Description
----------     -----------

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

                                  CAPITAL REALTY INVESTORS-85 LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



August 5, 2005                        by: /s/ H. William Willoughby
--------------                            --------------------------------------
DATE                                      H. William Willoughby,
                                            Director, President,
                                            and Secretary