Form 10QSB
period 2005-09-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2005-11-08
CIK 770895

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

                For the quarterly period ended September 30, 2005


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

                                 (301) 468-9200


                               ------------------





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |





--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005



                                                                          Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2005 and December 31, 2004..................... 1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2005
           and 2004 ...................................................... 2

         Statements of Cash Flows
           - for the nine months ended September 30, 2005 and 2004........ 3

         Notes to  Financial Statements
           - September 30, 2005 and 2004.................................. 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 11

Item 3.  Controls and Procedures.......................................... 13


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................. 14

Item 5.  Other Information................................................ 14

Item 6.  Exhibits......................................................... 14

Signature................................................................. 15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2005           2004
                                                                                      -------------   ------------
                                                                                       (Unaudited)

Investments in partnerships held for sale .........................................   $    612,391    $    617,151
Cash and cash equivalents .........................................................      4,534,738       4,665,352
Other assets ......................................................................            416             173
                                                                                      ------------    ------------

      Total assets ................................................................   $  5,147,545    $  5,282,676
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ................................................   $    404,600    $    404,600
Accrued interest payable ..........................................................      1,191,413       1,142,762
Accounts payable and accrued expenses .............................................        111,432          87,804
                                                                                      ------------    ------------

      Total liabilities ...........................................................      1,707,445       1,635,166
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................    (10,411,873)    (10,411,873)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated losses ............................................................     (4,781,992)     (4,574,582)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      3,440,100       3,647,510
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,147,545    $  5,282,676
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                  For the three months ended      For the nine months ended
                                                         September 30,                   September 30,
                                                 -----------------------------   ----------------------------
                                                     2005             2004           2005            2004
                                                 ------------    -------------   ------------    ------------
Share of income from partnerships ............   $     15,605    $     11,052    $     32,018    $     52,612
                                                 ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .................................         34,856          23,364          86,998          44,691
                                                 ------------    ------------    ------------    ------------

  Expenses:
    Interest .................................         16,217          15,445          48,651         107,345
    General and administrative ...............         48,480          54,030         147,031         156,218
    Management fee ...........................         24,480          24,480          73,440          73,440
    Professional fees ........................         22,000          18,875          66,000         114,887
                                                 ------------    ------------    ------------    ------------

                                                      111,177         112,830         335,122         451,890
                                                 ------------    ------------    ------------    ------------

      Total other revenue and expenses .......        (76,321)        (89,466)       (248,124)       (407,199)
                                                 ------------    ------------    ------------    ------------

Loss before gain on disposition of investment
  in partnerships ............................        (60,716)        (78,414)       (216,106)       (354,587)

Gain on disposition of investment
  in partnerships ............................          2,781       6,239,225           8,696       8,292,008
                                                 ------------    ------------    ------------    ------------

Net (loss) income ............................        (57,935)      6,160,811        (207,410)      7,937,421

Accumulated losses, beginning of period ......     (4,724,057)    (10,727,171)     (4,574,582)    (12,503,781)
                                                 ------------    ------------    ------------    ------------

Accumulated losses, end of period ............   $ (4,781,992)   $ (4,566,360)   $ (4,781,992)   $ (4,566,360)
                                                 ============    ============    ============    ============



Net (loss) income allocated to
  General Partners (1.51%) ...................   $       (875)   $     93,028    $     (3,132)   $    119,855
                                                 ============    ============    ============    ============

Net (loss) income allocated to
  Initial and Special Limited Partners (2.49%)   $     (1,443)   $    153,404    $     (5,165)   $    197,642
                                                 ============    ============    ============    ============


Net (loss) income allocated to
  BAC Holders (96%) ..........................   $    (55,617)   $  5,914,379    $   (199,113)   $  7,619,924
                                                 ============    ============    ============    ============


Net (loss) income per BAC,
  based on 21,158 BACs outstanding ...........   $      (2.63)   $     279.53    $      (9.41)   $     360.14
                                                 ============    ============    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the nine months ended
                                                                                        September 30,
                                                                                  -------------------------
                                                                                      2005          2004
                                                                                  -----------   -----------
Cash flows from operating activities:
  Net (loss) income ..........................................................   $  (207,410)   $ 7,937,421

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships ........................................       (32,018)       (52,612)
    Gain on disposition of investment in partnership .........................        (8,696)    (8,292,008)

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships ....          --          (10,100)
      Increase in other assets ...............................................          (243)          (126)
      Increase in accrued interest payable ...................................        48,651        107,345
      Increase (decrease) in accounts payable and accrued expenses ...........        23,628        (82,462)
                                                                                 -----------    -----------

        Net cash used in operating activities ................................      (176,088)      (392,542)
                                                                                 -----------    -----------

Cash flows from investing activities:
  Proceeds from disposition of investment in partnership .....................         8,696      7,955,407
  Payment of disposition fees to related party ...............................          --       (1,213,362)
  Loans to local managing general partner ....................................          --         (495,749)
  Collection of loans to local managing general partner ......................          --          495,749
  Receipt of distributions from partnerships .................................        36,778        133,588
                                                                                 -----------    -----------

        Net cash provided by investing activities ............................        45,474      6,875,633
                                                                                 -----------    -----------

Cash flows from financing activities:
  Distribution to BAC Holders ................................................          --       (5,289,500)
                                                                                 -----------    -----------

Net (decrease) increase in cash and cash equivalents .........................      (130,614)     1,193,591

Cash and cash equivalents, beginning of period ...............................     4,665,352      3,470,418
                                                                                 -----------    -----------

Cash and cash equivalents, end of period .....................................   $ 4,534,738    $ 4,664,009
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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of September 30, 2005, and the results of its operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the interim periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Local Partnerships in which the Partnership invested were formed by individuals or entities unrelated to the Partnership or its affiliates. The Partnership purchased limited partner interests in existing, operating partnerships with unaffiliated managing general partners. An affiliate of the Managing General Partner also purchased a general partner interest in the majority of the Local Partnerships. Neither the Partnership nor the affiliate of the Managing General Partner received development fees at or near the time of investment. The
Managing General Partner has evaluated the Local Partnerships in which the Partnership is invested and has determined that the equity holders as a group held sufficient equity at risk in the operating Local Partnerships and the equity investors have the characteristics of controlling financial interest in accordance with the provisions of FIN 46-R. The Managing General Partner has therefore determined that the investments in Local Partnerships are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                               Paradise Foothills
                               ------------------

     The Partnership's remaining obligation with respect to its investment in Paradise Associates Limited Partnership (Paradise Foothills), in the form of a nonrecourse purchase money note having a principal balance of $230,000 plus accrued interest of $1,116,013 as of September 30, 2005, is payable in full upon the earliest of: (i) sale or refinancing of the Local Partnership's rental property; (ii) payment in full of the Local Partnership's permanent loan; or
(iii) maturity in 2008. The Partnership defaulted on its purchase money note relating to Paradise Foothills when the note matured on January 30, 1996, and was not paid. Effective March 31, 2003, the Managing General Partner successfully negotiated an agreement to extend the maturity date of the purchase money note to March 31, 2008, and to reduce the interest rate. On September 27, 2005, a contract for the sale of the property owned by Paradise Foothills was signed. The sale is scheduled to close in the fourth quarter of 2005. There is no assurance that a sale of the property will occur.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in Paradise Foothills. There is no assurance that the underlying property will have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest when due, but the currently contemplated sale to an affiliate of the noteholders anticipates that proceeds will be sufficient to retire the purchase money note.

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2005 was $16,217 and $48,651, respectively, and $15,445 and $107,345 for the three and nine months ended September 30, 2004, respectively. The accrued interest payable on the remaining purchase money note of $1,116,013 and $1,067,362 as of September 30, 2005 and December 31, 2004, respectively, is due on the maturity date of the purchase money note or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

     The principal amount due to a local general partner of Paradise Foothills of $174,600, plus accrued interest of $75,400 at September 30, 2005, will be paid upon the occurrence of specified events, as outlined in the Local Partnership's partnership agreement.

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

                           September 30, 2005 and 2004

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

c.   Other Partnership matters
     -------------------------

                                 Willow Creek II
                                 ---------------

     As a subsequent event, in October 2005, the property related to Willow Creek II Limited Partnership (Willow Creek II) was sold. The sale will result in net gain on disposition of investment in partnerships of $2,182,314 for financial statement purposes and a total gain of $3,764,080 for federal income tax purposes in 2005. The Local Managing General Partner has withheld reserves in the amount of $315,702. The funds are being held for additional liabilities of the Local Partnership. The Partnership may receive additional proceeds related to the net reserve. In accordance with the terms of the Partnership Agreement, in October 2005, the Managing General Partner will be paid a disposition fee of $275,000 related to the sale. The fee will be netted against the related gain on disposition of investment in partnerships.

     The Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $612,391 and $617,151 at September 30, 2005 and December 31, 2004, respectively, has been reclassified to investments in partnerships held for sale in the accompanying balance sheets.

d.   Property matters
     ----------------

                                 Semper Village
                                 --------------

     On December 19, 2003, the Local Partnership entered into a contract to sell the property owned by Sheridan West Limited Partnership (Semper Village). On July 1, 2004, the property related to Semper Village was sold. Net cash proceeds, including a $14,923 Local Partnership reserve received by the Partnership and additional proceeds received in the fourth quarter of 2004, totaled $6,334,534. The sale resulted in net gain on disposition of investment in partnerships of $6,291,867 for financial statement purposes and in total gain of $10,793,171 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in July 2004 the Managing General Partner was paid a disposition fee of $706,250 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships. During the first three quarters of 2005, the Partnership received additional proceeds of $8,696 related to the sale, resulting in gain on disposition of investment in partnership of $8,696 for financial statement purposes in 2005.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the two Local Partnerships in which the Partnership was invested as of September 30, 2005 and 2004, respectively, follow. The combined statements of operations for the three and nine month periods ended September 30, 2004, include information for The Pointe through the date of sale of the Partnership's interest in June 2004 and for Semper Village through the date of sale of the property owned by to Semper Village in July 2004. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships that have investment basis (equity method), and for those Local Partnerships that have cumulative losses in excess of the amount of the Partnership's investment in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from Local Partnerships.

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                    For the three months ended
                                                                           September 30,
                                                  ------------------------------------------------------------
                                                            2005                              2004
                                                  ------------------------------------------------------------
                                                    Equity                            Equity
                                                    Method         Suspended          Method        Suspended
                                                  ----------       ----------       ----------      ----------
         Number of Local Partnerships                 1                1                1               1
                                                      =                =                =               =

         Revenue:
           Rental                                 $  277,459       $  269,393       $  268,439      $  272,691
           Other                                      12,007           23,969           11,756          24,684
                                                  ----------       ----------       ----------      ----------

             Total revenue                           289,466          293,362          280,195         297,375
                                                  ----------       ----------       ----------      ----------

         Expenses:
           Operating                                 176,126          156,457          168,939         156,481
           Interest                                   43,776           97,839           45,395         121,077
           Depreciation and amortization              53,800           68,285           54,696          92,518
                                                  ----------       ----------       ----------      ----------

             Total expenses                          273,702          322,581          269,030         370,076
                                                  ----------       ----------       ----------      ----------

         Net income (loss)                        $   15,764       $  (29,219)      $   11,165      $  (72,701)
                                                  ==========       ==========       ==========      ==========

         Cash Distributions                       $   36,778       $       --       $       --      $       --
                                                  ==========       ==========       ==========      ==========

         Cash distributions recorded as
           reduction of investment in
           partnerships                           $   36,778       $       --       $       --      $       --
                                                  ==========       ==========       ==========      ==========


         Partnership's share of Local
           Partnership net (loss) income          $   15,605       $       --       $   11,052      $       --
                                                  ---------------------------       --------------------------
         Share of (loss) income
             from partnerships                              $15,605                          $11,052
                                                            =======                          =======

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                    For the nine months ended
                                                                          September 30,
                                                  ------------------------------------------------------------
                                                             2005                             2004
                                                  ------------------------------------------------------------
                                                    Equity                            Equity
                                                    Method         Suspended          Method        Suspended
                                                  ----------       ----------       ----------      ----------
         Number of Local Partnerships                 1                1                1               1
                                                      =                =                =               =

         Revenue:
           Rental                                 $  812,737       $  808,179       $  826,613      $2,452,471
           Other                                      28,532           71,906           29,540         200,313
                                                  ----------       ----------       ----------      ----------

             Total revenue                           841,269          880,085          856,153       2,652,784
                                                  ----------       ----------       ----------      ----------

         Expenses:
           Operating                                 516,196          469,371          492,526       1,497,539
           Interest                                  131,328          293,516          136,187         796,579
           Depreciation and amortization             161,401          204,856          164,088         617,981
                                                  ----------       ----------       ----------      ----------

             Total expenses                          808,925          967,743          792,801       2,912,099
                                                  ----------       ----------       ----------      ----------

         Net income (loss)                        $   32,344       $  (87,658)      $   63,352      $ (259,315)
                                                  ==========       ==========       ==========      ==========

         Cash Distributions                       $   36,778       $       --       $  133,588      $       --
                                                  ==========       ==========       ==========      ==========

         Cash distributions recorded as
           reduction of investment in
           partnerships                           $   36,778       $       --       $  133,588      $       --
                                                  ==========       ==========       ==========      ==========


         Partnership's share of Local
           Partnership net income                 $   32,018       $       --       $   62,712      $       --


         Interest receivable - The Pointe                 --               --               --         (10,100)
                                                  ---------------------------       --------------------------

         Share of income from partnerships                  $32,018                            $52,612
                                                            =======                            =======


     Cash distributions received from Local Partnerships that have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships that have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of September 30, 2005 and 2004, the Partnership's share of cumulative losses to date for one Local Partnership, respectively, exceeded the amount of the Partnership's investments in and advances to that Local Partnership by $6,006,255 and $6,019,683, respectively. As the Partnership has no further obligation to advance funds or provide financing to this Local Partnership, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $21,620 and $75,311 for the three and nine month periods ended September 30, 2005, respectively, and $46,947 and $128,147 for the three and nine month periods ended September 30, 2004, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $24,480 for each of the three month periods ended September 30, 2005 and 2004, and $73,440 for each of the nine month periods ended September 30, 2005 and 2004.

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership (Definitive Proxy Statement), which has been approved by a majority of the outstanding Beneficial Assignee Certificates ("BACs") representing units of Limited Partner Interest, the Managing General Partner may receive an incentive disposition fee of up to five percent of the sales prices of the properties if it markets and sells the properties in which the Partnership holds interests instead of having a third party do so. In June 2004, the Managing General Partner was paid a disposition fee of $507,112 related to the sale of the Partnership's interest in The Pointe on June 4, 2004. The fee was netted against the related gain on disposition of investment in partnerships. In July 2004, the Managing General Partner was paid a disposition fee of $706,250 related to the sale of the property owned by Semper Village on July 1, 2004. The fee was netted against the related gain on disposition of investment in partnerships. In October 2005, the Managing General Partner will be paid a disposition fee of $275,000 related to the sale of Willow Creek II, which will be netted against the related gain on disposition of investment in partnerships.

     CRI, William B. Dockser and H. William Willoughby are three of the General Partners of the Partnership. In connection with a proxy seeking the liquidation of the Partnership, in January 2003, one Limited Partner filed a purported class action and derivative lawsuit against these three General Partners alleging certain deficiencies in the Definitive Proxy Statement. After various motions, cross motions, and appeals, on February 19, 2004, the U.S. Court of Appeals for the Fourth Circuit granted the Partnership's motion to dismiss, and the case has been closed. The Partnership Agreement contains provisions pursuant to which the General Partners may seek indemnification for their costs, including the requirement that they obtain an opinion of independent counsel that the matter is subject to indemnification. The required opinion of independent counsel was received during the second quarter of 2004, at which time a total of $138,933 was reimbursed to these General Partners.

     In connection with the local managing general partner's discounted purchase of two bank loans owed by the Local Partnership which owns The Pointe, the Partnership advanced $218,000 in February 2004, and $277,749 in March 2004, to the local managing general partner. These advances were repaid, with interest, at the time of the sale of the Partnership's interest in The Pointe in June 2004.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


4.   DISTRIBUTION TO BAC HOLDERS

     On August 31, 2004, the Partnership made a cash distribution of $5,289,500 ($250 per BAC unit) to BAC holders of record as of August 1, 2004. The distribution consisted of proceeds received from the sale of the Partnership's interest in the Pointe in June 2004, and from the sale of the property owned by Semper Village in July 2004.


5. SUBSEQUENT EVENT

     In October 2005, the property related to Willow Creek II was sold. See Note 2.c. Other Partnership matters in Part I Item 1 for information regarding the sale.

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

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Local Partnerships in which the Partnership invested were formed by individuals or entities unrelated to the Partnership or its affiliates. The Partnership purchased limited partner interests in existing, operating partnerships with unaffiliated managing general partners. An affiliate of the Managing General Partner also purchased a general partner interest in the majority of the Local Partnerships. Neither the Partnership nor the affiliate of the Managing General Partner received development fees at or near the time of investment. The
Managing General Partner has evaluated the Local Partnerships in which the Partnership is invested and has determined that the equity holders as a group held sufficient equity at risk in the operating Local Partnerships and the equity investors have the characteristics of controlling financial interest in accordance with the provisions of FIN 46-R. The Managing General Partner has therefore determined that the investments in Local Partnerships are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,534,738 as of September 30, 2005, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 8, 2005, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for its Plan of Liquidation and for operating cash reserves.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership's remaining obligation with respect to its investment in Paradise Associates Limited Partnership, (Paradise Foothills), in the form of a nonrecourse purchase money note, having a principal balance of $230,000 plus accrued interest of $1,116,013 as of September 30, 2005, is payable in full upon the earliest of: (i) sale or refinancing of the Local Partnership's rental property; (ii) payment in full of the Local Partnership's permanent loan; or
(iii) maturity in 2008. See the notes to financial statements for additional information concerning this purchase money note.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in Paradise Foothills. There is no assurance that the underlying property will have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest when due, but the currently contemplated sale to an affiliate of the noteholders anticipates that proceeds will be sufficient to retire the purchase money note.

     Included in due on investments in partnerships is $174,600 due to a local general partner related to Paradise Foothills at both September 30, 2005 and December 31, 2004; accrued interest payable thereon was $75,400 at both September 30, 2005 and December 31, 2004. These amounts will be paid upon the occurrence of certain specified events, as outlined in the Local Partnership's partnership agreement.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2005, existing cash resources and the receipt of a distribution from one Local Partnership were adequate to support operating cash requirements. Cash and cash equivalents decreased $130,614 during the nine month period ended September 30, 2005, primarily due to operating expenses paid in cash.

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

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended September 30, 2005, compared to net income for the corresponding period in 2004, primarily due to a decrease in gain on disposition of investment in partnerships related to the sales of the Partnership's interest in The Pointe in June 2004 and the property related to Semper Village in July 2004. Contributing to net loss were increases in interest expense and professional fees, partially offset by increases in share of income from partnerships and interest revenue and a decrease in general and administrative expenses. Interest expense increased due to the compounding of interest on the remaining purchase money note. Professional fees increased in 2005 primarily due to higher audit costs. Share of income from partnerships increased primarily due to higher rental income, partially offset by higher operating expenses at one property. Interest revenue increased due to higher rates in 2005. General and administrative expenses decreased primarily due to lower reimbursed payroll costs and lower printing fees in 2005.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership recognized net loss for the nine month period ended September 30, 2005, compared to net income for the corresponding period in 2004, primarily due to a decrease in gain on disposition of investment in partnerships as discussed above. Contributing to net loss was a decrease in share of income from partnerships primarily due to a decrease in rental income and an increase in operating expenses at one property. Offsetting net loss were an increase in interest revenue, as discussed above, and decreases in interest expense, general and administrative expenses and professional fees. Interest expense decreased in 2005 due to a lower purchase money note balance. General and administrative expenses decreased as discussed above. Professional fees decreased primarily due to the dismissal of a law suit in 2004, partially offset by higher audit costs in 2005.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2005, did not include losses of $28,924 and $86,773 respectively, compared to excluded losses of $14,969 and $215,899 for the three and nine month periods ended September 30, 2004, respectively.

     In October 2005, the property owned by Willow Creek II was sold. See Note 2.c. Other Partnership matters in Part I Item 1 for information regarding the sale.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2005.


Item 3. Controls and Procedures

     In October 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.


Item 5. Other Information

     a. There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2005, but not reported, whether or not otherwise required by this Form 10-QSB at September 30, 2005.

     b. There is no established market for the purchase and sale of Beneficial Assignee Certificates (BACs), although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

                                Cash Distribution
                                -----------------

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

                                  CAPITAL REALTY INVESTORS-85 LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



November 8, 2005                       by: /s/ H. William Willoughby
----------------                           -------------------------------------
DATE                                       H. William Willoughby,
                                             Director, President, Secretary,
                                             Principal Financial Officer,
                                             and Principal Account Officer