Form 10KSB
period 2005-12-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2006-03-29
CIK 770895

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

                   For the fiscal year ended December 31, 2005


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

                        BENEFICIAL ASSIGNEE CERTIFICATES


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $146,464.

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

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                        2005 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                           Page


                                     PART I

Item 1.   Business......................................................    I-1
Item 2.   Properties....................................................    I-3
Item 3.   Legal Proceedings.............................................    I-3
Item 4.   Submission of Matters to a Vote of Security Holders...........    I-3


                                     PART II

Item 5.   Market for the Registrant's Beneficial Assignee Certificates
           and Related Partnership Matters ..............................  II-1
Item 6.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  II-2
Item 7.   Financial Statements...........................................  II-4
Item 8.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure.......................  II-4
Item 8A.  Controls and Procedures........................................  II-4
Item 8B.  Other Information............................................... II-5


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant............. III-1
Item 10.  Executive Compensation......................................... III-1
Item 11.  Security Ownership of Certain Beneficial Owners and Management. III-2
Item 12.  Certain Relationships and Related Transactions................. III-3
Item 13.  Exhibits....................................................... III-3
Item 14.  Principal Accountant Fees and Services......................... III-4

Signatures............................................................... III-5

Report of Independent Registered Public Accounting Firm.................. III-6

Financial Statements..................................................... III-7

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-85 Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 26, 1984. On November 11, 1985, the Partnership commenced offering Beneficial Assignee Certificates (BACs) for 60,000 units of limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership had an initial closing on December 27, 1985, and closed the offering on July 19, 1986, with a total of 21,200 BACs. As of December 31, 2005, 42 BACs had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) that own real property improved with multifamily rental housing. The Partnership originally made investments in eight Local Partnerships. As of December 31, 2005, the Partnership retained investments in no Local Partnerships. On December 20, 2005, the last investment in which the Partnership held on interest was sold. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or entered into construction contracts, and who generally remained as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retained responsibility for maintaining, operating and managing the projects. However, under certain circumstances, the Local Partnerships' partnership agreements permitted removal of the local general partner and replacement with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     See Part I, Item 4, hereof, for a discussion of the Partnership's Plan of Liquidation and Dissolution, which was approved by a majority of the BAC Holders in February 2003.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     On June 4, 2004, the Partnership's interest in The Pointe was sold. See the notes to financial statements for additional information concerning the sale.

     On July 1, 2004, the property related to Semper Village was sold. See the notes to financial statement for additional information concerning the sale.

     On October 13, 2005, the property related to Willow Creek II was sold. See the notes to financial statements for additional information concerning the sale.

     On December 20, 2005, the property related to Paradise Foothills was sold. See the notes to financial statements for additional information concerning the sale.

     The Partnership is currently in the process of dissolving its operations. The Partnership is organized under the laws of the State of Maryland. Section 10-801(1) of the Maryland Limited Partnership Act provides that a limited partnership is dissolved and its affairs wound up upon the happening of events specified in the Partnership Agreement. Pursuant to Section 8.01(a)(ii) of the Partnership Agreement, the Partnership will dissolve 90 days after the sale or other disposition of all Local Partnership Interests and substantially all other tangible assets of the Partnership.

     The Partnership has disposed of its last remaining investments in Local Partnerships. The Partnership was dissolved under the terms of the Partnership Agreement on March 20, 2006, but the winding up of the Partnership's business may take several months more. In any event, the Partnership will not conduct any active business operations and will only take actions that are required to further its own liquidation.

     The Partnership's final liquidation is anticipated to occur no later than the end of its December 31, 2006 fiscal year and may occur as early as June 30, 2006. The Partnership will distribute all of the net liquidation proceeds to its Limited Partners. These liquidation proceeds represent all of the proceeds which the Partnership expects to distribute to Limited Partners. Upon completion of the winding up of the Partnership, the Partnership will terminate as described in detail below:

     Section 8.02 (a) of the Partnership Agreement provides that "upon dissolution of the Partnership, the Managing General Partner or other liquidator (the "Liquidator") shall liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by this Section 8.02 and cause the cancellation of the Partnership's certificate of limited partnership. Accordingly, the Partnership will be terminated and will file a certificate of cancellation with the Maryland Department of Assessments and Taxation.

                                     PART I
                                     ------

ITEM 2. PROPERTIES
        ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-85 Limited Partnership indirectly held an interest in the real estate owned by the Local Partnerships. As of December 31, 2005, the Partnership held no interest in the real estate owned by the Local Partnerships. See Part I, Item 1, for information concerning these properties.


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

                            Number
         Description        of BACs      Percent
         -----------        ------       -------
         For                14,932         70.6%
         Against               197          0.9
         Abstain               153          0.7
                            ------         ----
         Total              15,282         72.2%
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

     (b) As of March 29, 2006, there were approximately 1,549 registered holders of BACs in the Partnership.

     (c) On August 31, 2004, the Partnership made a cash distribution of $5,289,500 ($250 per BAC unit) to BAC holders of record as of August 1, 2004. The distribution consisted of proceeds received from the sale of the Partnership's interest in The Pointe in June 2004, and from the sale of the property owned by Semper Village in July 2004. On December 19, 2005, the Partnership made a cash distribution of $2,792,856 ($132 per BAC unit) to BAC holders of record as of December 1, 2005. The distribution consisted of proceeds received from the sale of the property related to Willow Creek II.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

     Capital Realty Investors-85 Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements, and contains information that may be considered forward looking.

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB at December 31, 2005. The Partnership accounted for its investments in partnerships (Local Partnerships) using the equity method because the Partnership was a limited partner in the Local Partnerships. As such the Partnership had no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Local Partnerships in which the Partnership invested were formed by individuals or entities unrelated to the Partnership or its affiliates. The Partnership purchased limited partner interests in existing, operating partnerships with unaffiliated managing general partners. An affiliate of the Managing General Partner also purchased a general partner interest in most of the Local Partnerships. Neither the Partnership nor the affiliate of the Managing General Partner received development fees at or near the time of investment. The
Managing General Partner has evaluated the Local Partnerships in which the Partnership is invested and has determined that the equity holders as a group held sufficient equity at risk in the operating Local Partnerships and the equity investors have the characteristics of controlling financial interest in accordance with the provisions of FIN 46-R. The Managing General Partner has therefore determined that the investments in Local Partnerships are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2005, the Partnership had approximately 1,550 investors who held a total of 21,158 BACs which were originally sold for the aggregate amount of $21,158,000. The Partnership originally made investments in eight Local Partnerships, of which none remain at December 31, 2005. The Partnership's assets, with unrestricted cash resources of $5,169,823 as of December 31, 2005, along with sale proceeds receivable from the sales of Willow Creek Limited Partnership (Willow Creek II) and Paradise Associates, L.P. (Paradise Foothills), in the amounts of $269,439 and $140,400, respectively, will be distributed in 2006 to the Limited Partners.

     During 2005 and 2004, the Partnership received cash distributions of $36,777 and $133,589, respectively, from the Local Partnerships.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The Partnership's obligation with respect to its investment in Paradise Foothills, in the form of a nonrecourse purchase money note, which had a principal and accrued interest balance of $230,000 and $1,130,275, respectively, as of December 20, 2005, was paid in full directly by the title company to the noteholder out of the proceeds due to the Partnership upon the sale of the property owned by Paradise Foothills in December 2005. The amount due to the local general partner of $174,600 plus accrued interest of $75,400 was written off upon the sale of the property owned by Paradise Foothills.

     The Managing General Partner has received consent from a majority of BAC Holders for the liquidation of the Partnership. (See Part I, Item 4.)

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2005, net cash provided by investing activities was adequate to support net cash used in operating and financing activities. Cash and cash equivalents increased during the year ended December 31, 2005, primarily due to sales proceeds received from the sales of the properties related to Paradise Foothills and Willow Creek II and the receipt of a distribution from one Local Partnership, partially offset by a distribution to BAC holders and net cash used in operating activities.

     On August 31, 2004, the Partnership made a cash distribution of $5,289,500 ($250 per BAC unit) to BAC holders of record as of August 1, 2004. The distribution consisted of proceeds received from the sale of the Partnership's interest in The Pointe in June 2004, and from the sale of the property owned by Semper Village in July 2004. On December 19, 2005, the Partnership made a cash distribution of $2,792,856 ($132 per BAC unit) to BAC holders of record as of December 1, 2005. The distribution consisted of proceeds received from the sale of the property owned by Willow Creek II.

     The Managing General Partner currently intends to distribute additional proceeds receivable from the sales of Willow Creek II and Paradise Foothills, in the amounts of $269,439 and $140,400, respectively, along with remaining undistributed cash during 2006 to the Limited Partners.

                              Results of Operations
                              ---------------------

2005 versus 2004
----------------

     The Partnership's net income for the year ended December 31, 2005, decreased from 2004, primarily due to decreases in gain on disposition of investment in partnerships and share of income from partnerships, partially offset by increases in gain on extinguishment of debt, related to the sale of Paradise Foothills, and interest and other revenue and decreases in general and administrative expenses, professional fees and interest expense. Share of income from partnerships decreased primarily due to the sale of one Local Partnership in 2005. Interest and other revenue increased in 2005 primarily due to higher interest rates. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Professional fees decreased due to the dismissal of a law suit in 2004, partially offset by higher audit costs in 2005. Interest expense decreased in 2005 due to a lower purchase money note balance.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, did not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership had no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnership for the years ended December 31, 2005 and 2004, did not include losses of $0 and $115,698, respectively.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                     PART II
                                     -------

ITEM 8B. OTHER INFORMATION
         -----------------

     Effective May 7, 2005, the duties of the Principal Financial Officer and Principal Accounting Officer were assumed by the President of C.R.I., Inc. ("CRI"), the Managing General Partner of the Registrant, H. William Willoughby. Mr. Willoughby has held the office of President since January 1990 and has also served as a Director of CRI. He has no employment contract.

     On December 22, 2005, the Partnership filed a Current Report on Form 8-K dated December 22, 2005, to report that, on December 20, 2005, the Registrant completed the sale of the Paradise Foothills property. The partnership that owned Paradise Foothills was the last one in which the Registrant held an interest. All of the Registrant's interests in real properties have been sold, pursuant to the consent solicitation approved by a majority in interest of the Registrant's BAC Holders in February 2003.

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

William B. Dockser, 69, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 59, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

                                      III-1

                                    PART III
                                    --------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at March 29, 2006.

                                                                  % of Total
           Name and Address             Amount and Nature        Units Issued
          of Beneficial Owner        of Beneficial Ownership   and Outstanding
          -------------------        -----------------------   ---------------

          Equity Resource                  1,547 BACs               7.3%
            Investments LLC
          44 Brattle Street
          Cambridge, MA 02138

          Peachtree Partners               1,576 BACs               7.5%
            & Affiliates
          P. O. Box 47638
          Phoenix, AZ 85068

     (b) Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 29, 2006, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

                                                                 % of Total
          Name and Address of            Amount and Nature      Units Issued
           Beneficial Owner           of Beneficial Ownership  and Outstanding
          -------------------         -----------------------  ---------------

          William B. Dockser                Five BACs               0.02%
            11200 Rockville Pike
            Rockville, MD 20852

          H. William Willoughby             None                    0.00%
            11200 Rockville Pike
            Rockville, MD 20852

          All Directors and Officers        Five BACs              0.02%
            as a Group (2 persons)

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2005 and 2004, the Partnership retained Grant Thornton LLP to provide services as follows.

                                       Year Ended December 31,
                                       -----------------------
                                         2005          2004
                                        -------      -------

         Audit fees                     $76,750      $69,000
         Audit-related fees                  --            --
         Tax fees (1)                    15,400       14,000
         All other fees                      --           --
                                        -------      -------
             Total billed               $92,150      $83,000
                                        =======      =======

     (1)  Preparation of Partnership federal and state tax returns.


     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2005 and 2004, which services it was determined did not compromise Grant Thornton LLP's independence.

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


                                  CAPITAL REALTY INVESTORS-85
                                    LIMITED PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



March 29, 2006                         by:  /s/ William B. Dockser
--------------                             -------------------------------------
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


March 29, 2006                          by:  /s/ H. William Willoughby
--------------                               -----------------------------------
DATE                                         H. William Willoughby,
                                             Director, President, Secretary,
                                               Principal Financial Officer and
                                               Principal Accounting Officer


                                      III-5

Report of Independent Registered Public Accounting Firm


Partners
Capital Realty Investors-85 Limited Partnership

We have audited the accompanying balance sheets of Capital Realty Investors-85 Limited Partnership (a Maryland limited partnership) (the Partnership) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $-0-and $71,458 of income in 2005 and 2004, respectively, included in the Partnership's 2005 and 2004 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-85 Limited Partnership as of December 31, 2005 and 2004, and the results of its operations, changes in partners' (deficit) capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Partnership has received BAC Holder approval of the Partnership's plan to sell all the Partnership's assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. In 2005, the Partnership sold its final investment in Local Partnerships and the proceeds and the Partnership's cash assets remain to be distributed.


                                 Grant Thornton LLP

Vienna, Virginia
March 17, 2006

                                      III-6

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS


                                                                    December 31,
                                                            ----------------------------
                                                                2005            2004
                                                            ------------    ------------
Investments in partnerships held for sale ...............   $       --      $    617,151
Cash and cash equivalents ...............................      5,169,823       4,665,352
Sales proceeds receivable ...............................        409,839            --
Other assets ............................................            903             173
                                                            ------------    ------------

      Total assets ......................................   $  5,580,565    $  5,282,676
                                                            ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Due on investments in partnerships ......................   $       --      $    404,600
Accrued interest payable ................................           --         1,142,762
Accounts payable and accrued expenses ...................        103,187          87,804
                                                            ------------    ------------

      Total liabilities .................................        103,187       1,635,166
                                                            ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ....................................          2,000           2,000
    Limited Partners ....................................     21,202,500      21,202,500
                                                            ------------    ------------

                                                              21,204,500      21,204,500

  Less:
    Accumulated distributions to partners ...............    (13,204,729)    (10,411,873)
    Offering costs ......................................     (2,570,535)     (2,570,535)
    Accumulated income (losses) .........................         48,142      (4,574,582)
                                                            ------------    ------------

      Total partners' capital ...........................      5,477,378       3,647,510
                                                            ------------    ------------

      Total liabilities and partners' capital ...........   $  5,580,565    $  5,282,676
                                                            ============    ============


                 The accompanying notes are an integral part of
                           these financial statements.

                                      III-7

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                            For the years ended
                                                                 December 31,
                                                         -------------------------
                                                            2005          2004
                                                         -----------   -----------
Share of income from partnerships ....................   $      --     $    61,358
                                                         -----------   -----------

Other revenue and expenses:

  Revenue:
    Gain on extinguishment of debt ...................     1,610,275          --
    Interest and other ...............................       146,464        62,154
                                                         -----------   -----------

                                                           1,756,739        62,154
                                                         -----------   -----------

  Expenses:
    General and administrative .......................       149,616       180,965
    Professional fees ................................        92,270       137,290
    Management fee ...................................        97,920        97,920
    Interest .........................................        62,913       122,789
                                                         -----------   -----------

                                                             402,719       538,964
                                                         -----------   -----------

      Total other revenue and expenses ...............     1,354,020      (476,810)
                                                         -----------   -----------

Income (loss) before gain on disposition of investment
  in partnerships ....................................     1,354,020      (415,452)

Gain on disposition of investment in partnerships,
  net of disposition fees ............................     3,268,704     8,344,651
                                                         -----------   -----------

Net income ...........................................   $ 4,622,724   $ 7,929,199
                                                         ===========   ===========


Net income allocated to General Partners (1.51%) .....   $    69,803   $   119,731
                                                         ===========   ===========


Net income allocated to Initial and
  Special Limited Partners (2.49%) ...................   $   115,106   $   197,437
                                                         ===========   ===========


Net income allocated to BAC holders (96%) ............   $ 4,437,815   $ 7,612,031
                                                         ===========   ===========


Net income per BAC, based on 21,158 BACs outstanding .   $    209.75   $    359.77
                                                         ===========   ===========


                 The accompanying notes are an integral part of
                           these financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL



                                                                         Initial and      Beneficial
                                                                           Special         Assignee
                                                         General           Limited        Certificate
                                                         Partners          Partners         Holders             Total
                                                        ----------       -----------      -----------        -----------
Partners' (deficit) capital, January 1, 2004            $(186,809)       $(310,981)       $ 1,505,601        $ 1,007,811

  Net income                                              119,731          197,437          7,612,031          7,929,199

  Distribution of $250 per BAC to BAC holders                  --               --         (5,289,500)        (5,289,500)
                                                        ---------        ---------        -----------        -----------

Partners' (deficit) capital, December 31, 2004            (67,078)        (113,544)         3,828,132          3,647,510

  Net income                                               69,803          115,106          4,437,815          4,622,724

  Distribution of $132 per BAC to BAC holders                  --               --         (2,792,856)        (2,792,856)
                                                        ---------        ---------        -----------        -----------

Partners' capital, December 31, 2005                    $   2,725        $   1,562        $ 5,473,091        $ 5,477,378
                                                        =========        =========        ===========        ===========



                 The accompanying notes are an integral part of
                           these financial statements.

                                      III-9

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                     For the years ended
                                                                                         December 31,
                                                                                  --------------------------
                                                                                      2005          2004
                                                                                  ------------   -----------
Cash flows from operating activities:
  Net income ..................................................................   $ 4,622,724    $ 7,929,199

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................          --          (61,358)
    Gain on disposition of investment in partnerships,
      net of disposition fees .................................................    (3,268,704)    (8,344,651)
    Gain on extinguishment of debt ............................................    (1,610,275)          --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances
        to partnerships .......................................................          --          (10,100)
      Increase in other assets ................................................          (730)          (125)
      Increase in accrued interest payable ....................................        62,913        122,789
      Increase (decrease) in accounts payable and accrued expenses ............        15,383        (79,596)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (178,689)      (443,842)
                                                                                  -----------    -----------


Cash flows from investing activities:
  Proceeds from disposition of investment in partnerships .....................     4,290,239      8,008,049
  Payment of disposition fees to related party ................................      (851,000)    (1,213,362)
  Loans to local managing general partner .....................................          --         (495,749)
  Collection of loans to local managing general partner .......................          --          495,749
  Receipt of distributions from partnerships ..................................        36,777        133,589
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     3,476,016      6,928,276
                                                                                  -----------    -----------


Cash flows from financing activities:
  Distribution to BAC Holders .................................................    (2,792,856)    (5,289,500)
                                                                                  -----------    -----------

        Net cash used in financing activities .................................    (2,792,856)    (5,289,500)
                                                                                  -----------    -----------


Net increase in cash and cash equivalents .....................................       504,471      1,194,934

Cash and cash equivalents, beginning of year ..................................     4,665,352      3,470,418
                                                                                  -----------    -----------

Cash and cash equivalents, end of year ........................................   $ 5,169,823    $ 4,665,352
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

          The Partnership sold 21,200 Beneficial Assignee Certificates (BACs) at $1,000 per BAC through a public offering. The offering period was terminated on July 19, 1986. As of December 31, 2005, 42 BACs had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2005 and 2004, the Partnership's share of the cumulative losses of zero and one of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $0 and $5,919,482, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, except as described herein, the excess losses have not been reflected in the accompanying financial statements.

          Costs incurred in connection with acquiring these investments had been capitalized and were being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

                                     III-11

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     d.   Investments in partnerships held for sale
          -----------------------------------------

          The Partnership's investments in Paradise Associates, L.P. (Paradise Foothills) and Willow Creek Limited Partnership (Willow Creek II) were reclassified to investments in partnerships held for sale in the accompanying balance sheet at December 31, 2004. Assets held for sale are not recorded in excess of their estimated net realizable value. Both investments were sold during 2005.

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

     i.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2005, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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
                                     ======     ====

          The Partnership sold its final investments in Local Partnerships in 2005 and the proceeds and the Partnership's cash assets will be distributed in 2006 to the Limited Partners. The carrying value of the remaining assets and liabilities reflected in the accompanying December 31, 2005 financial statements approximates fair value.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2005 and 2004, the Partnership held limited partner interests in zero and two Local Partnerships, which were organized to develop, construct, own, maintain and operate rental apartment properties. The remaining amounts due on investments in the Local Partnerships were as follows.

                                                         December 31,
                                                ------------------------------
                                                   2005                2004
                                                ----------          ----------

            Due to local general partner:       $       --          $  174,600

            Purchase money notes due in:
              2008                                      --             230,000
                                                ----------          ----------

                Subtotal                                --             404,600
                                                ----------          ----------

            Accrued interest payable                    --           1,142,762
                                                ----------          ----------
                Total                           $       --          $1,547,362
                                                ==========          ==========


          The amount due to a local general partner, relating to Paradise Foothills, of $174,600, plus accrued interest of $75,400, was written off upon the sale of the property owned by Paradise Foothills in December 2005.

                                     III-14

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2005 and 2004, was $62,913 and $122,789, respectively. The remaining purchase note was paid in full directly by the title company to the noteholder out of the proceeds due to the Partnership in December 2005.

                               Paradise Foothills
                               ------------------

          The Partnership defaulted on its purchase money note relating to Paradise Foothills when the note matured on January 30, 1996, and was not paid. Effective March 31, 2003, the Managing General Partner successfully negotiated an agreement to extend the maturity date of the purchase money note to March 31, 2008, and to reduce the interest rate. The purchase money note consisted of principal and accrued interest of $230,000 and $1,130,275, respectively, as of December 20, 2005. On December 20, 2005, the property owned by Paradise Foothills was sold. The sale resulted in net gain on extinguishment of debt of $1,610,275 and in gain on disposition of investment in partnerships of $773,834 for financial statement purposes and a total gain of $7,772,582 for federal income tax purposes in 2005. The Partnership accrued $140,400, which is included in gain on disposition of investment in partnerships in 2005, for additional proceeds related to the sale to be received in 2006. In accordance with the terms of the Partnership Agreement, the Managing General Partner was paid a disposition fee of $576,000 relating to the sale. The fee was netted against the related gain on extinguishment of debt.

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

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     c.   Other Partnership matters
          -------------------------

                                 Willow Creek II
                                 ---------------

          On October 13, 2005, the property owned by Willow Creek II was sold. The sale resulted in net gain on disposition of investment in partnerships of $2,483,770 for financial statement purposes and a total gain of $4,000,139 for federal income tax purposes in 2005. The Partnership accrued $269,439, which is included in gain on sale of investment in partnerships in 2005, for additional proceeds related to the sale to be received in 2006. In accordance with the terms of the Partnership Agreement, in October 2005, the Managing General Partner was paid a disposition fee of $275,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

          The Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $617,151 at December 31, 2004, respectively, was reclassified to investment in partnerships held for sale in the accompanying balance sheet at that date.

     d.   Property matters
          ----------------
                                 Semper Village
                                 --------------

          On December 19, 2003, the Local Partnership entered into a contract to sell the property owned by Sheridan West Limited Partnership (Semper Village). On July 1, 2004, the property owned by Semper Village was sold. Net cash proceeds, including a $14,923 Local Partnership reserve received by the Partnership and additional proceeds received in the fourth quarter of 2004, totaled $6,334,534. The sale resulted in net gain on disposition of investment in partnerships of $6,291,867 for financial statement purposes and in total gain of $10,793,171 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in July 2004 the Managing General Partner was paid a disposition fee of $706,250 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships. During the year of 2005, the Partnership received additional proceeds of $11,100 related to the sale which is included in gain on disposition of investment in partnerships in 2005.

     e.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership had a 98.99% interest in profits, losses and cash distributions of each Local Partnership. As of December 31, 2005, the Partnership retained investments in no Local Partnerships. On December 20, 2005, the Partnership's remaining investment was sold. Affiliates of the Managing General Partner of the Partnership were also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2005 and 2004, the Partnership received cash distributions from rental operations of the Local Partnerships of $36,777 and $133,589, respectively.

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

     f.   Summarized financial information
          --------------------------------

               As of December 31, 2005, the Partnership is invested in no Local Partnerships.

               Combined balance sheets and combined statements of operations for the two Local Partnerships in which the Partnership was invested as of December 31, 2004, follow. The information is presented separately for the one Local Partnership which has investment basis (equity method), and for the one Local Partnership for which the Partnership's carrying value is zero (equity method suspended).

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



                                     III-17

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2004

                                                               Equity
                                                               Method          Suspended            Total
                                                            -----------       -----------        -----------
          Number of Local Partnerships                           1                1                   2
                                                                 =                =                   =
          Revenue:
            Rental                                          $ 1,108,521       $ 1,077,571       $ 2,186,092
            Other                                                47,893            95,875           143,768
                                                            -----------       -----------       -----------

              Total revenue                                   1,156,414         1,173,446          2,329,860
                                                            -----------       -----------        -----------

          Expenses:
            Operating                                           693,922           625,828          1,319,750
            Intere    175,104                                   391,355           566,459
            Depreciation and amortization                       215,201           273,141            488,342
                                                            -----------       -----------        -----------

              Total expenses                                  1,084,227         1,290,324          2,374,551
                                                            -----------       -----------        -----------

          Net income (loss)                                 $    72,187       $  (116,878)       $   (44,691)
                                                            ===========       ===========        ===========

          Cash distributions                                $   133,589       $        --        $   133,589
                                                            ===========       ===========        ===========

          Cash distributions recorded as reduction
            of investments in partnerships                  $   133,589       $        --        $   133,589
                                                            ===========       ===========        ===========

          Partnership's share of Local Partnership
            net income (loss)                               $    71,458       $        --        $    71,458

          Miscellaneous                                              --           (10,100)           (10,100)
                                                            -----------       -----------        -----------
          Share of income (loss) from partnerships          $    71,458       $   (10,100)       $    61,358
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

                                     III-18

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable income follows.

                                                    For the year ended
                                                     December 31, 2004
                                                    ------------------

         Financial statement net loss                    $ (44,691)

         Differences between financial statement
           and tax depreciation, amortization,
          and miscellaneous differences                     81,751
                                                         ---------
         Taxable income                                  $  37,060
                                                         =========


          The Local Partnership's taxable income through sale dates in 2005 was $103,078.


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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2005 and 2004, the Partnership paid $97,377 and $149,939, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $97,920 for each of the years ended December 31, 2005 and 2004.

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership (Definitive Proxy Statement), which has been approved by a majority of the outstanding Beneficial Assignee Certificates ("BACs") representing units of Limited Partner Interest, the Managing General Partner may receive an incentive disposition fee of up to five percent of the sales prices of the properties if it markets and sells the properties in which the Partnership holds interests instead of having a third party do so. In June 2004, the Managing General Partner was paid a disposition fee of $507,112 related to the sale of the Partnership's interest in The Pointe on June 4, 2004. The fee was netted against the related gain on disposition of investment in partnerships. In July 2004, the Managing General Partner was paid a disposition fee of $706,250 related to the sale of the property owned by Semper Village on July 1, 2004. The fee was netted against the related gain on disposition of investment in partnerships. In October 2005, the Managing General Partner was paid a disposition fee of $275,000 related to the sale of Willow Creek II on October 13, 2005. The fee was netted against the related gain on disposition of investment in partnerships. In December 2005, the Managing


                                                      III-19

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


3. RELATED PARTY TRANSACTIONS - Continued

General Partner was paid a disposition fee of $576,000 related to the sale of Paradise Foothills on December 20, 2005. The fee was netted against the related gain on extinguishment of debt.

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

                                     III-20

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

                                     III-21

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

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership (Definitive Proxy Statement), which has been approved by a majority of the outstanding Beneficial Assignee Certificates ("BACs") representing units of Limited Partner Interest, the Managing General Partner may receive an incentive disposition fee of up to five percent of the sales prices of the properties if it markets and sells the properties in which the Partnership holds interests instead of having a third party do so. In June 2004, the Managing General Partner was paid a disposition fee of $507,112 related to the sale of the Partnership's interest in The Pointe on June 4, 2004. The fee was netted against the related gain on disposition of investment in partnerships. In July 2004, the Managing General Partner was paid a disposition fee of $706,250 related to the sale of the property owned by Semper Village on July 1, 2004. The fee was netted against the related gain on disposition of investment in partnerships. In October 2005, the Managing General Partner was paid a disposition fee of $275,000 related to the sale of Willow Creek II on October 13, 2005. The fee was netted against the related gain on disposition of investment in partnerships. In December 2005, the Managing General Partner was paid a disposition fee of $576,000 related to the sale of Paradise Foothills on December 20, 2005. The fee was netted against the related gain on extinguishment of debt.

     On August 31, 2004, the Partnership made a cash distribution of $5,289,500 ($250 per BAC unit) to BAC holders of record as of August 1, 2004. The distribution consisted of proceeds received from the sale of the Partnership's interest in The Pointe in June 2004, and from the sale of the property owned by Semper Village in July 2004. On December 19, 2005, the Partnership made a cash distribution of $2,792,856 ($132 per BAC unit) to BAC holders of record as of December 1, 2005. The distribution consisted of proceeds received from the sale of the property owned by Willow Creek II.

     The Managing General Partner currently intends to distribute any additional proceeds received from the sales of Willow Creek II and Paradise Foothills, along with remaining undistributed cash, during 2006.

                                     III-22

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

     A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                                   For the years ended
                                                                        December 31,
                                                               ------------------------------
                                                                   2005              2004
                                                               -----------       ------------
Financial statement net income                                 $ 4,622,724       $ 7,929,199

Adjustments:
  Differences between financial statement net income
    and taxable income related to the Partnership's
    equity in the Local Partnerships' income                      (132,547)         (385,409)

  Differences in amortization of
    acquisition costs and property purchase costs                  (11,618)           (6,437)

  Differences of tax gain in excess of
    book gain from the sale of properties                        6,904,792         9,466,425
                                                               -----------       -----------
Taxable income                                                 $11,383,351       $17,003,778
                                                               ===========       ===========

                                      # # #

                                     III-23

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-85 Limited Partnership has invested.