Form 10QSB
period 2006-03-31
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2006-05-11
CIK 770895

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

                  For the quarterly period ended March 31, 2006


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

                                 (301) 468-9200


                               ------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2006



                                                                           Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2006 and December 31, 2005........................    1

         Statements of Operations and Accumulated Gain/Loss
           - for the three months ended March 31, 2006 and 2005 .........    2

         Statements of Cash Flows
           - for the three months ended March 31, 2006 and 2005..........    3

         Notes to  Financial Statements
           - March 31, 2006 and 2005.....................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    8

Item 3.  Controls and Procedures..........................................   9


Part II - OTHER INFORMATION

Item 5.  Other Information................................................  10

Item 6.  Exhibits.........................................................  10

Signature.................................................................  11

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        March 31,     December 31,
                                                                                          2006           2005
                                                                                      -------------   ------------
                                                                                       (Unaudited)
Cash and cash equivalents .........................................................   $  5,511,475    $  5,169,823
Sales proceeds receivable .........................................................           --           409,839
Other assets ......................................................................            619             903
                                                                                      ------------    ------------

      Total assets ................................................................   $  5,512,094    $  5,580,565
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     73,929    $    103,187
                                                                                      ------------    ------------

      Total liabilities ...........................................................         73,929         103,187
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------

                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................    (13,204,729)    (13,204,729)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated gain ..............................................................          8,929          48,142
                                                                                      ------------    ------------

      Total partners' capital .....................................................      5,438,165       5,477,378
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,512,094    $  5,580,565
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                            AND ACCUMULATED GAIN/LOSS

                                   (Unaudited)


                                                                     For the three months ended
                                                                              March 31,
                                                                     --------------------------
                                                                         2006           2005
                                                                     -----------    -----------
Share of income from partnerships ................................   $      --      $    17,864
                                                                     -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest .....................................................        51,682         23,400
                                                                     -----------    -----------

  Expenses:
    General and administrative ...................................        65,172         49,502
    Management fee ...............................................        16,320         24,480
    Professional fees ............................................        10,200         22,000
    Interest .....................................................          --           16,217
                                                                     -----------    -----------

                                                                          91,692        112,199
                                                                     -----------    -----------

      Total other revenue and expenses ...........................       (40,010)       (88,799)
                                                                     -----------    -----------

Loss before gain on disposition of investment in partnerships ....       (40,010)       (70,935)

Gain on disposition of investment in partnerships ................           797          3,948
                                                                     -----------    -----------

Net loss .........................................................       (39,213)       (66,987)

Accumulated gain (loss), beginning of period .....................        48,142     (4,574,582)
                                                                     -----------    -----------

Accumulated gain (loss), end of period ...........................   $     8,929    $(4,641,569)
                                                                     ===========    ===========



Net loss allocated to General Partners (1.51%) ...................   $      (592)   $    (1,011)
                                                                     ===========    ===========


Net loss allocated to Initial and Special Limited Partners (2.49%)   $      (976)   $    (1,668)
                                                                     ===========    ===========


Net loss allocated to BAC Holders (96%) ..........................   $   (37,645)   $   (64,308)
                                                                     ===========    ===========


Net loss per BAC, based on 21,158 BACs outstanding ...............   $     (1.78)   $     (3.04)
                                                                     ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                For the three months ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                   2006            2005
                                                                                ------------   ------------
Cash flows from operating activities:
  Net loss ..................................................................   $   (39,213)   $   (66,987)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of income from partnerships .......................................          --          (17,864)
    Gain on disposition of investment in partnership ........................          (797)        (3,948)

    Changes in assets and liabilities:
      Decrease (increase) in other assets ...................................           284           (126)
      Increase in accrued interest payable ..................................          --           16,217
      Decrease in accounts payable and accrued expenses .....................       (29,258)       (17,347)
                                                                                -----------    -----------

        Net cash used in operating activities ...............................       (68,984)       (90,055)
                                                                                -----------    -----------

Cash flows from investing activities:
  Collection of sales proceeds receivable ...................................       409,839           --
  Proceeds from disposition of investment in partnership ....................           797          3,948
                                                                                -----------    -----------

        Net cash provided by (used in) investing activities .................       410,636          3,948
                                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents ........................       341,652        (86,107)

Cash and cash equivalents, beginning of period ..............................     5,169,823      4,665,352
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 5,511,475    $ 4,579,245
                                                                                ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of March 31, 2006, and the results of its operations and its cash flows for the three month periods ended March 31, 2006 and 2005. The results of operations for the interim period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

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

     The  Partnership  disposed  of its  last  remaining  investments  in  Local
Partnerships in 2005. The Partnership was dissolved under the terms of the Partnership Agreement on March 20, 2006, but the winding up of the Partnership's business may take several months more. In any event, the Partnership will not conduct any active business operations and will only take actions that are required to further its own liquidation.

     The Partnership's final liquidation is anticipated to occur no later than the end of its December 31, 2006 fiscal year and may occur as early as June 30, 2006. In April 2006, the Partnership distributed all of the net liquidation proceeds to its Limited Partners. These liquidation proceeds represent all of the proceeds which the Partnership expects to distribute to Limited Partners.

     The carrying value of the remaining assets and liabilities reflected in the
accompanying  March  31,  2006  and  December  31,  2005  financial   statements
approximates fair value.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2005.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
     -------------------------------------------

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2006 and 2005, was $0 and $16,217, respectively.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money note relating to Paradise Foothills when the note matured on January 30, 1996, and was not paid. Effective March 31, 2003, the Managing General Partner successfully negotiated an agreement to extend the maturity date of the purchase money note to March 31, 2008, and to reduce the interest rate. The purchase money note consisted of principal and accrued interest of $230,000 and $1,130,275, respectively, as of December 20, 2005. On December 20, 2005, the property owned by Paradise Foothills was sold. The sale resulted in net gain from extinguishment of debt of $1,610,275 and in gain on disposition of investment in partnerships of $773,834 for financial statement purposes and a total gain of $7,772,582 for federal income tax purposes in 2005. The Partnership accrued $140,400, which was included in gain on disposition of investment in partnerships in 2005, for additional proceeds related to the sale which were received in March 2006. In accordance with the terms of the Partnership Agreement, in December 2005, the Managing General Partner was paid a disposition fee of $576,000 relating to the sale. The fee was netted against the related gain from extinguishment of debt.

b.   Partnership matters
     -------------------

                                 Semper Village
                                 --------------

     On December 19, 2003, the Local Partnership entered into a contract to sell the property owned by Sheridan West Limited Partnership (Semper Village). On July 1, 2004, the property owned by Semper Village was sold. Net cash proceeds, including a $14,923 Local Partnership reserve received by the Partnership and additional proceeds received in the fourth quarter of 2004, totaled $6,334,534. The sale resulted in net gain on disposition of investment in partnerships of $6,291,867 for financial statement purposes and in total gain of $10,793,171 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in July 2004 the Managing General Partner was paid a disposition fee of $706,250 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships. During the year of 2005, the Partnership received additional proceeds of $11,100 related to the sale, which is included in gain on disposition of investment in partnerships in 2005. In 2006, the Partnership received additional proceeds of $797 related to the sale which is included in gain on disposition of investment in partnerships at March 31, 2006.

                                 Willow Creek II
                                 ---------------

     On October 13, 2005, the property owned by Willow Creek II was sold. The sale resulted in net gain on disposition of investment in partnerships of $2,483,770 for financial statement purposes and a total gain of $4,000,139 for federal income tax purposes in 2005. The Partnership accrued $269,439, which was included in gain on sale of investment in partnerships in 2005, for additional proceeds related to the sale which were received in March 2006. In accordance with the terms of the Partnership Agreement, in October 2005, the Managing General Partner was paid a disposition fee of $275,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the two Local Partnerships in which the Partnership was invested as of March 31, 2005, follow (the Partnership had no investments in Local Partnerships by March 31, 2006). The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information is presented separately for the Local Partnership which had investment basis (equity method), and for the Local Partnership which had cumulative losses in excess of the amount of the Partnership's investment in that Local Partnership (equity method suspended).


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the three months ended
                                                         March 31, 2005
                                                  ----------------------------
                                                    Equity
                                                    Method         Suspended
                                                  ----------       -----------

     Number of Local Partnerships                     1                1
                                                      =                =

     Revenue:
       Rental                                     $  277,130       $  269,393
       Other                                          11,973           23,969
                                                  ----------       ----------

         Total revenue                               289,103          293,362
                                                  ----------       ----------

     Expenses:
       Operating                                     173,481          156,457
       Interest                                       43,776           97,839
       Depreciation and amortization                  53,800           68,285
                                                  ----------       ----------

         Total expenses                              271,057          322,581
                                                  ----------       ----------

     Net income (loss)                            $   18,046       $  (29,219)
                                                  ==========       ==========

     Partnership's share of Local
       Partnership net income                     $   17,864       $       --
                                                  ----------       ----------

     Share of income from partnerships                       $17,864
                                                             =======


     As of March 31, 2005 the Partnership's share of cumulative losses to date for one Local Partnership exceeded the amount of the Partnership's investments in and advances to the Local Partnership by $5,948,406. As the Partnership had no further obligation to advance funds or provide financing to the Local Partnership, the excess loss was not reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $38,203 and $24,804 for the three month periods ended March 31, 2006 and 2005, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $16,320 and $24,480 for the three month periods ended March 31, 2006 and 2005, respectively.

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership (Definitive Proxy Statement), which has been approved by a majority of the outstanding Beneficial Assignee
Certificates representing units of Limited Partner Interest, the Managing General Partner may receive an incentive disposition fee of up to five percent of the sales prices of the properties if it markets and sells the properties in which the Partnership holds interests instead of having a third party do so. In October 2005, the Managing General Partner was paid a disposition fee of $275,000 related to the sale of Willow Creek on October 13, 2005. The fee was netted against the related gain on disposition of investment in partnerships. In December 2005, the Managing General Partner was paid a disposition fee of $576,000 related to the sale of Paradise Foothills on December 20, 2005. The fee was netted against the related gain from extinguishment of debt.


4.   DISTRIBUTION TO BAC HOLDERS

     On April 12, 2006, the Partnership made a final distribution of $5,278,075 ($249.46 per BAC unit) to BAC holders of record as of April 7, 2006. The distribution consists of proceeds received from the sales of the properties related to Willow Creek and Paradise Foothills in 2005 and remaining undistributed cash.

                                      # # #

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Capital Realty Investors-85 Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements, and contains information that may be considered forward looking

     The Partnership is currently in the process of dissolving its operations. The Partnership is organized under the laws of the State of Maryland. Section 10-801(1) of the Maryland Limited Partnership Act provides that a limited partnership is dissolved and its affairs wound up upon the happening of events specified in the Partnership Agreement. Pursuant to Section 8.01(a)(ii) of the Partnership Agreement, the Partnership will dissolve 90 days after the sale or other disposition of all Local Partnership Interests and substantially all other tangible assets of the Partnership.

     The  Partnership  disposed  of its  last  remaining  investments  in  Local
Partnerships in 2005. The Partnership was dissolved under the terms of the Partnership Agreement on March 20, 2006, but the winding up of the Partnership's business may take several months more. In any event, the Partnership will not conduct any active business operations and will only take actions that are required to further its own liquidation.

     The Partnership's final liquidation is anticipated to occur no later than the end of its December 31, 2006 fiscal year and may occur as early as June 30, 2006. In April 2006, the Partnership distributed all of the net liquidation proceeds to its Limited Partners. These liquidation proceeds represent all of the proceeds which the Partnership expects to distribute to Limited Partners.

     The carrying value of the remaining assets and liabilities reflected in the
accompanying  March  31,  2006  and  December  31,  2005  financial   statements
approximates fair value.

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2005. The Partnership accounted for its investments in partnerships (Local Partnerships) using the equity method because the Partnership was a limited partner in the Local Partnerships.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership originally made investments in eight Local Partnerships, of which none remain at March 31, 2006.

     The Partnership's obligation with respect to its investment in Paradise Associates Limited Partnership (Paradise Foothills), in the form of a nonrecourse purchase money note, which had a principal and accrued interest balance of $230,000 and $1,130,275, respectively, as of December 20, 2005, was paid in full directly by the title company to the noteholder out of the proceeds due to the Partnership upon the sale of the property owned by Paradise Foothills in December 2005. The amount due to the local general partner of $174,600 plus accrued interest of $75,400 was written off upon the sale of the property owned by Paradise Foothills.

     The Managing General Partner has received consent from a majority of BAC Holders for the liquidation of the Partnership.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     On April 12, 2006, the Partnership made a final distribution of $5,278,075 ($249.46 per BAC unit) to BAC holders of record as of April 7, 2006. The distribution consists of proceeds received from the sales of the properties related to Willow Creek and Paradise Foothills in 2005 and remaining undistributed cash.

                              Results of Operations
                              ---------------------

     The Partnership's net loss decreased for the three month period ended March 31, 2006, compared to the corresponding period in 2005, primarily due to higher interest revenue and decreases in interest expense, management fees and professional fees, partially offset by decreases in share of income from partnerships and gain on disposition of investment in partnerships and an increase in general and administrative expenses. Interest revenue increased in 2006 due to higher rates. Professional fees decreased primarily due to lower audit costs. Share of income from partnerships and interest expense decreased as no investments remain in 2006. General and administrative fees increased due to liquidation costs. The gains on disposition of investment in partnerships consists of rent collection relating to Semper Village sold in 2004.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2006 and 2005, did not include losses of $0 and $28,924, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2006.


Item 3. Controls and Procedures
        -----------------------

     In April 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the April 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures - Continued


particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2006, but not reported, whether or not otherwise required by this Form10-QSB at March 31, 2006.

     There is no established market for the purchase and sale of Beneficial Assignee Certificates (BACs), although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

                               Cash Distributions
                               ------------------

     On April 12, 2006, the Partnership made a final distribution of $5,278,075 ($249.46 per BAC unit) to BAC holders of record as of April 7, 2006. The distribution consists of proceeds received from the sales of the properties related to Willow Creek and Paradise Foothills in 2005 and remaining undistributed cash.


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

                                  CAPITAL REALTY INVESTORS-85 LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



May 11, 2006                           by:  /s/ H. William Willoughby
------------                                ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Accounting Officer