Form 10QSB
period 2006-06-30
CAPITAL REALTY INVESTORS 85 LTD PARTNERSHIP
filed 2006-08-11
CIK 770895

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

                  For the quarterly period ended June 30, 2006


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2006



                                                                          Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2006 and December 31, 2005........................... 1

         Statements of Operations and Accumulated Gain (Loss)
           - for the three and six months ended June 30, 2006 and 2005 .... 2

         Statements of Cash Flows
           - for the six months ended June 30, 2006 and 2005............... 3

         Notes to  Financial Statements
           - June 30, 2006 and 2005........................................ 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 9

Item 3.  Controls and Procedures........................................... 10


Part II - OTHER INFORMATION

Item 5.  Other Information................................................. 11

Item 6.  Exhibits.......................................................... 11

Signature.................................................................. 12

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2006            2005
                                                                                      -------------   ------------
                                                                                       (Unaudited)
Cash and cash equivalents .........................................................   $    122,989    $  5,169,823
Sales proceeds receivable .........................................................           --           409,839
Other assets ......................................................................             14             903
                                                                                      ------------    ------------
      Total assets ................................................................   $    123,003    $  5,580,565
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     15,630    $    103,187
                                                                                      ------------    ------------
      Total liabilities ...........................................................         15,630         103,187
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     21,202,500      21,202,500
                                                                                      ------------    ------------
                                                                                        21,204,500      21,204,500

  Less:
    Accumulated distributions to partners .........................................    (18,482,804)    (13,204,729)
    Offering costs ................................................................     (2,570,535)     (2,570,535)
    Accumulated (loss) gain .......................................................        (43,788)         48,142
                                                                                      ------------    ------------
      Total partners' capital .....................................................        107,373       5,477,378
                                                                                      ------------    ------------
      Total liabilities and partners' capital .....................................   $    123,003    $  5,580,565
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                           AND ACCUMULATED GAIN (LOSS)

                                   (Unaudited)

                                                              For the three months ended            For the six months ended
                                                                       June 30,                             June 30,
                                                            -------------------------------      -------------------------------
                                                                2006              2005               2006               2005
                                                            ------------      -------------      ------------       ------------
Share of (loss) income from partnership                     $         --      $     (1,451)      $         --       $     16,413
                                                            ------------      ------------       ------------       ------------

Other revenue and expenses:

  Revenue:
    Interest                                                       8,622            28,742             60,304             52,142
                                                            ------------      ------------       ------------       ------------
  Expenses:
    General and administrative                                    54,269            49,048            119,440             98,550
    Management fee                                                    --            24,480             16,320             48,960
    Professional fees                                              7,794            22,000             17,994             44,000
    Interest                                                          --            16,217                 --             32,434
                                                            ------------      ------------       ------------       ------------

                                                                  62,063           111,745            153,754            223,944
                                                            ------------      ------------       ------------       ------------

      Total other revenue and expenses                           (53,441)          (83,003)           (93,450)          (171,802)
                                                            ------------      ------------       ------------       ------------

Loss before gain on disposition of investment
  in partnership                                                 (53,441)          (84,454)           (93,450)          (155,389)

Gain on disposition of investment in partnership                     724             1,966              1,520              5,914
                                                            ------------      ------------       ------------       ------------

Net loss                                                         (52,717)          (82,488)           (91,930)          (149,475)

Accumulated gain (losses), beginning of period                     8,929        (4,641,569)            48,142         (4,574,582)
                                                            ------------      ------------       ------------       ------------

Accumulated loss, end of period                             $    (43,788)     $ (4,724,057)      $    (43,788)      $ (4,724,057)
                                                            ============      ============       ============       ============

Net loss allocated to
  General Partners (1.51%)                                  $       (796)     $     (1,246)      $     (1,388)      $     (2,257)
                                                            ============      ============       ============       ============

Net loss allocated to
  Initial and Special Limited Partners (2.49%)              $     (1,313)     $     (2,054)      $     (2,289)      $     (3,722)
                                                            ============      ============       ============       ============

Net loss allocated to
  BAC Holders (96%)                                         $    (50,608)     $    (79,188)      $    (88,253)      $   (143,496)
                                                            ============      ============       ============       ============

Net loss per BAC,
  based on 4,732 and 21,732, respectively,
  BACs outstanding                                          $      (10.69)    $      (3.74)      $      (18.65)     $      (6.78)
                                                            =============     ============       =============      ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 For the six months ended
                                                                                          June 30,
                                                                                --------------------------
                                                                                    2006           2005
                                                                                -----------    -----------
Cash flows from operating activities:
  Net loss ..................................................................   $   (91,930)   $  (149,475)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of income from partnerships .......................................          --          (16,413)
    Gain on disposition of investment in partnership ........................        (1,520)        (5,914)

    Changes in assets and liabilities:
      Increase in other assets ..............................................           889           (172)
      Increase in accrued interest payable ..................................          --           32,434
      Decrease in accounts payable and accrued expenses .....................       (87,557)       (10,048)
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (180,118)      (149,588)
                                                                                -----------    -----------

Cash flows from investing activities:
  Collection of sales proceeds receivable ...................................       409,839           --
  Proceeds from disposition of investment in partnership ....................         1,520           --
                                                                                -----------    -----------

        Net cash provided by investing activities ...........................       411,359          5,914
                                                                                -----------    -----------

Cash flows from financing activities:
  Distribution to BAC holders ...............................................    (5,278,075)          --
                                                                                -----------    -----------

Net decrease in cash and cash equivalents ...................................    (5,046,834)      (143,674)

Cash and cash equivalents, beginning of period ..............................     5,169,823      4,665,352
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $   122,989    $ 4,521,678
                                                                                ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-85 Limited Partnership (the Partnership) as of June 30, 2006, and the results of its operations for the three and six month periods ended June 30, 2006 and 2005, and its cash flows for the six month periods ended June 30, 2006 and 2005. The results of operations for the interim periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

     The Partnership's final liquidation is anticipated to occur no later than the end of its December 31, 2006 fiscal year and may occur as early as September 30, 2006. In April 2006, the Partnership distributed all of the net liquidation proceeds to its Limited Partners. These liquidation proceeds represent all of the proceeds which the Partnership expects to distribute to Limited Partners.

     The carrying value of the remaining assets and liabilities reflected in the
accompanying   June  30,  2006  and  December  31,  2005  financial   statements
approximates fair value.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

     Interest expense on the Partnership's purchase money note for the three month periods ended June 30, 2006 and 2005, was $0 and $16,217, respectively. Interest expense on the Partnership's purchase money note for the six month periods ended June 30, 2006 and 2005, was $0 and $32,434, respectively.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               Paradise Foothills
                               ------------------

     The Partnership defaulted on its purchase money secured by its interest in Paradise Foothills when the note matured on January 30, 1996, and was not paid. Effective June 30, 2003, the Managing General Partner successfully negotiated an agreement to extend the maturity date of the purchase money note to June 30, 2008, and to reduce the interest rate. The purchase money note consisted of principal and accrued interest of $230,000 and $1,130,275, respectively, as of December 20, 2005. On December 20, 2005, the property owned by Paradise Foothills was sold. The sale resulted in net gain from extinguishment of debt of $1,610,275 and in gain on disposition of investment in partnerships of $773,834 for financial statement purposes and a total gain of $7,772,582 for federal income tax purposes in 2005. The Partnership accrued $140,400, which was included in gain on disposition of investment in partnerships in 2005, for additional proceeds related to the sale which were received in March 2006. In accordance with the terms of the Partnership Agreement, in December 2005, the Managing General Partner was paid a disposition fee of $576,000 relating to the sale. The fee was netted against the related gain from extinguishment of debt.

b.   Partnership matters
     -------------------

                                 Semper Village
                                 --------------

     On December 19, 2003, the Local Partnership entered into a contract to sell the property owned by Sheridan West Limited Partnership (Semper Village). On July 1, 2004, the property owned by Semper Village was sold. Net cash proceeds, including a $14,923 Local Partnership reserve received by the Partnership and additional proceeds received in the fourth quarter of 2004, totaled $6,334,534. The sale resulted in net gain on disposition of investment in partnerships of $6,291,867 for financial statement purposes and in total gain of $10,793,171 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in July 2004 the Managing General Partner was paid a disposition fee of $706,250 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships. During the year of 2005, the Partnership received additional proceeds of $11,100 related to the sale, which is included in gain on disposition of investment in partnerships in 2005. In 2006, the Partnership received additional proceeds of $1,520 related to the sale, which is included in gain on disposition of investment in partnerships at June 30, 2006.

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

                             June 30, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the two Local Partnerships in which the Partnership was invested as of June 30, 2005, follow (the Partnership had no investments in Local Partnerships by June 30, 2006). [The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited.] The information is presented separately for the Local Partnership which had investment basis (equity method), and for the Local Partnership which had cumulative losses in excess of the amount of the Partnership's investment in that Local Partnership (equity method suspended).


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the three months ended
                                                        June 30, 2005
                                                  ----------------------------
                                                   Equity
                                                   Method           Suspended
                                                 ----------         ----------
     Number of Local Partnerships                    1                  1
                                                     =                  =
     Revenue:
       Rental                                    $  258,148         $  269,393
       Other                                          4,552             23,969
                                                 ----------         ----------

         Total revenue                              262,700            293,362
                                                 ----------         ----------
     Expenses:
       Operating                                    166,590            156,458
       Interest                                      43,776             97,839
       Depreciation and amortization                 53,800             68,285
                                                 ----------         ----------
         Total expenses                             264,166            322,582
                                                 ----------         ----------
     Net loss                                    $   (1,466)        $  (29,220)
                                                 ==========         ==========
     Partnership's share of Local
       Partnership net loss                      $   (1,451)        $       --
                                                 -----------------------------
     Share of loss
       from partnerships                                   $(1,451)
                                                           =======

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                   For the six months ended
                                                         June 30, 2005
                                                 -----------------------------
                                                   Equity
                                                   Method            Suspended
                                                 ----------         ----------
     Number of Local Partnerships                    1                   1
                                                     =                   =
     Revenue:
       Rental                                    $  535,279         $  538,785
       Other                                         16,525             47,938
                                                 ----------         ----------
         Total revenue                              551,804            586,723
                                                 ----------         ----------
     Expenses:
       Operating                                    340,070            312,914
       Interest                                      87,552            195,678
       Depreciation and amortization                107,601            136,571
                                                 ----------         ----------
         Total expenses                             535,223            645,163
                                                 ----------         ----------
     Net income (loss)                           $   16,581         $  (58,440)
                                                 ==========         ==========
     Partnership's share of Local
       Partnership net income                    $   16,413         $      --
                                                 ----------------------------

     Share of income from partnerships                     $16,413
                                                           =======


     As of June 30, 2005 the Partnership's share of cumulative losses to date for one Local Partnership exceeded the amount of the Partnership's investments in and advances to the Local Partnership by $5,977,331. As the Partnership had no further obligation to advance funds or provide financing to the Local Partnership, the excess loss was not reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $30,850 and $69,053 for the three and six month periods ended June 30, 2006, respectively, and $28,887 and $53,691 for the three and six month periods ended June 30, 2005, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $0 and $24,480 for the three month periods ended June 30, 2006 and 2005, respectively, and $16,320 and $48,960 for the six month periods ended June 30, 2006 and 2005, respectively.

                 CAPITAL REALTY INVESTORS-85 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

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


4.   DISTRIBUTION TO BAC HOLDERS

     On April 12, 2006, the Partnership made a final distribution of $5,278,075 ($249.46 per BAC unit) to BAC holders of record as of April 7, 2006. The distribution consisted of proceeds received from the sales of the properties related to Willow Creek and Paradise Foothills in 2005 and remaining undistributed cash.

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

     The Partnership's final liquidation is anticipated to occur no later than the end of its December 31, 2006 fiscal year and may occur as early as September 30, 2006. In April 2006, the Partnership distributed all of the net liquidation proceeds to its Limited Partners. These liquidation proceeds represent all of the proceeds which the Partnership expects to distribute to Limited Partners.

     The carrying value of the remaining assets and liabilities reflected in the
accompanying   June  30,  2006  and  December  31,  2005  financial   statements
approximates fair value.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership originally made investments in eight Local Partnerships, of which none remain at June 30, 2006.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     On April 12, 2006, the Partnership made a final distribution of $5,278,075 ($249.46 per BAC unit) to BAC holders of record as of April 7, 2006. The distribution consisted of proceeds received from the sales of the properties related to Willow Creek and Paradise Foothills in 2005 and remaining undistributed cash.

                              Results of Operations
                              ---------------------

     The Partnership's net loss decreased for the three month period ended June 30, 2006, compared to the corresponding period in 2005, primarily due to decreases in management fees, audit fees, legal fees and interest expense, partially offset by decreases in interest revenue and gain on disposition of investment in partnership, and an increase in general and administrative expenses. Interest expense decreased as no investments remain in 2006. Interest revenue decreased due to a lower cash and cash equivalent balance in 2006.

     The Partnership's net loss decreased for the six month period ended June 30, 2006, compared to the corresponding period in 2005, primarily due to an increase in interest revenue and decreases in interest expense, management fees, legal fees and audit fees, partially offset by decreases in share of income from partnership and gain on disposition of investment in partnership and an increase in general and administrative expenses. Interest revenue increased in 2006 due to higher interest rates. Share of income from partnership and interest expense decreased as no investments remain in 2006. General and administrative expenses increased due to liquidation costs. The gains on disposition of investment in partnership consist of rent collections relating to Semper Village sold in 2004.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2006 and 2005, did not include losses of $0 and $28,925, respectively, and $0 and $57,849, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2006.


Item 3. Controls and Procedures

     In July 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures - Continued


error or fraud may occur and not be detected. Based on the July 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2006, but not reported, whether or not otherwise required by this Form10-QSB at June 30, 2006.

     There is no established market for the purchase and sale of Beneficial Assignee Certificates (BACs), although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

                               Cash Distributions
                               ------------------

     On April 12, 2006, the Partnership made a final distribution of $5,278,075 ($249.46 per BAC unit) to BAC holders of record as of April 7, 2006. The distribution consisted of proceeds received from the sales of the properties related to Willow Creek and Paradise Foothills in 2005 and remaining undistributed cash.


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

                                  CAPITAL REALTY INVESTORS-85 LIMITED
                                      PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



August 11, 2006                        by:  /s/ H. William Willoughby
---------------                             ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Accounting Officer